Form 10-K
period 2024-12-31
Intrepid Potash, Inc.
filed 2025-03-04
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2024, the last trading day of the registrant's most recently completed second fiscal quarter, of $23.43 per share as reported on the New York Stock Exchange was $260 million. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of February 28, 2025, the registrant had 13,226,281 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2025 annual meeting of stockholders to be filed within 120 days after December 31, 2024.

INTREPID POTASH, INC.

PART I
Unless the context otherwise requires, the following definitions apply throughout this Annual Report on Form 10-K (the "Annual Report"):
•"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.
•"East," "North," and "HB" mean our three operating facilities in Carlsbad, New Mexico. "Moab" means our operating facility in Moab, Utah. "Wendover" means our operating facility in Wendover, Utah. "West" means our previous operating facility in Carlsbad, New Mexico, which has been in care-and-maintenance since mid‑2016. "Intrepid South" refers to certain land, water rights, and other related assets in southeast New Mexico. You can find more information about our facilities in Item 2 of this Annual Report.
•"Ton" means a short ton, or a measurement of mass equal to 2,000 pounds.
    To supplement our consolidated financial statements, which are presented in this Annual Report and are prepared and presented in accordance with generally accepted accounting principles ("GAAP"), we use "average net realized sales price per ton," which is a non‑GAAP financial measure to monitor and evaluate our performance. You can find more information about average net realized sales price per ton, including a reconciliation of this measure to the most comparable GAAP measure, in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Non-GAAP Financial Measure."
CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Securities Act of 1933, as amended. These forward‑looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report other than statements of historical fact are forward‑looking statements. Forward-looking statements include, but are not limited to, statements about, among other things, our future results of operations and financial position, our business strategy and plans, and our objectives for future operations. In some cases, you can identify these statements by forward‑looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue." Forward‑looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
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
•our ability to fund necessary capital investments;
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
We also have certain land, water rights, federal grazing leases, and other related assets in southeast New Mexico. We refer to these assets and operations as "Intrepid South." Our Intrepid South property generates revenue from sales of various oilfield related products and services, including but not limited to, water, brine, surface use and right-of-way agreements, a produced water royalty agreement, and caliche.
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
Our Products and Services
Our three primary products are potash, Trio®, and water. We also sell salt, magnesium chloride, brines, and water that are derived as part of our mining processes. Product sales as a percentage of total sales for the last three years were as follows:

	Year Ended December 31,
	2024	2023	2022
Potash	39%	47%	50%
Trio®	41%	35%	34%
Water	5%	5%	7%
Salt	5%	4%	3%
Magnesium Chloride	2%	3%	2%
Brines	5%	3%	2%
Other	3%	3%	2%
Total	100%	100%	100%
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
    During 2024, we supplied approximately 0.5% of global annual potassium consumption and approximately 3.5% of the U.S.'s annual potassium consumption. Substantially all of our potash is sold in the U.S. Our domestic potash sales are geographically concentrated in the central and western U.S. Weather, planting conditions and farmer economics all affect fertilizer sales. For more information, please see "Seasonality."

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
Byproducts
We also sell salt, magnesium chloride, and brines that are derived as part of our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. Our brines contain salt and potassium and are used primarily by the oil and gas industry to support well workover and completion activities. We continue to work to expand sales of byproducts, particularly to serve the oil and gas markets near our operating facilities. Sales of byproducts are accounted for within the segment that produced the byproduct. In each of the last three years, the potash segment accounted for the majority of our byproduct sales.
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
In addition to the primary nutrients, which are required in the greatest quantities in crop nutrition, important secondary nutrients such as sulfur and magnesium are also essential in crop nutrition. Intrepid's Trio® product contains the primary nutrient potassium and two secondary nutrients, sulfur, and magnesium.
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
Nameplate production capacities that exceed demand historically shape the world potash market. A few potash companies have controlled a significant portion of this capacity, which was magnified in early 2018 with the merger of two Canadian producers. Generally, these larger producers have managed production levels to approximate world demand. The world potash market experienced a significant decrease in production rates in 2022 due to sanctions on Belarusian potash and Russia's invasion of Ukraine. In 2022, global production decreased to approximately 61.1 million metric tonnes, compared to record production of approximately 71.0 million metric tonnes in 2021. Global production increased in 2023 to 67.1 million metric tonnes and is estimated at approximately 70.6 million metric tonnes in 2024, due to improving production rates in Belarus and increased production in Canada and other countries. Global production for 2025 is forecasted to be approximately 71.5 million metric tonnes. As global production rates increase, potash pricing will likely depend on the larger producers' ability to continue to manage the supply and demand balance through decreased utilization rates. Increases in world fertilizer demand, due mainly to population growth and limitations on arable land, are expected to steadily increase global potash consumption, although recent increases in productive capacities and the continued progress of key expansion projects, specifically BHP's Jansen Stage 1 project which expects first production in late 2026, add additional uncertainty to the long-term supply and demand balance for the potash market.
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

The world's potash production is heavily focused on a few producers within a handful of countries. Twenty commercial potash deposits produce almost all of the world's potash. According to S&P Global Commodity Insights and data published by potash mining companies, six potash producing countries accounted for approximately 87% of the world's aggregate potash production and nine potash producing countries supplied approximately 96% of the world's potash production in 2024. Two major Canadian producers participate in the Canpotex marketing group that supplied approximately 34% of global potash production in 2024. Russia accounted for 17% and Belarus accounted for 11% of global potash production in 2024.
Oilfield Solutions
    The most productive region in the U.S. for oil production is the Permian Basin, which spans from west Texas to southeastern New Mexico. In addition to producing wells, the Permian Basin also had approximately 900 drilled but uncompleted wells as of December 2024. The short-term energy outlook published in early January 2025 by the U.S. Energy Information Administration projects the Permian Basin's share of U.S. crude oil production will continue to increase and will account for more than 50% of all U.S. crude oil production in 2026.
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
The increase in horizontal drilling has resulted in an increase in the use of water with a single hydraulically fracked well potentially using millions of gallons of water. In the frac process, water and sand are used to move proppant and other frac additives into the targeted rock formation. Pipelines transport most water used in fracking to the frac site, where it is stored in ponds or storage tanks.
In recent years, many operators have switched from using fresh water to using more recycled/produced water when completing wells. We believe this change is due to water conservation efforts, a move towards more environmentally friendly operations, an increase in the amount of produced water available for fracking, and an increasing in water recycling infrastructure. By recycling and using produced water, operators are able to reduce fresh water purchases and decrease the cost of transporting and disposing of produced water into disposal wells.

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
Our competitive strategy is focused on the following:
•Maximizing potash gross margin and optimizing potash production. All of our potash production comes from solar solution mines, which carry fewer fixed costs than conventional potash mines. Our per-ton costs are lower for solution mining than conventional mining as solar solution mining requires less labor, energy, and equipment. Additionally, we are advantageously located close to the markets we serve, with the North American market demand being significantly larger than our production capacity; therefore, we are able to selectively participate in the markets that we believe will provide the highest average net realized sales price per ton. We also maximize our gross margin by leveraging our freight advantage to key geographies, improving our diverse customer and market base, and developing our flexible marketing approach. We have optimization and expansion opportunities at our solution mining facilities, that, over time, could reduce our per-ton costs and increase our potash production.

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
•Expanding offerings of oilfield solutions. We intend to continue our expansion of water and brine sales, particularly to serve the oil and gas markets near our operating plants in New Mexico. We have water rights from which we sell water for commercial uses in the oil and gas services industry. We also use a portion of our water rights to produce heavy brines for use in the oil and gas industry. We expect to increase the amount of water available for sale from Intrepid South over the next few years through permitting additional water rights and infrastructure investments. Our other oilfield related products and services include, but are not limited to, surface use and right-of-way agreements, a produced water royalty agreement, and caliche. Given the location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including through the use of restricted use agreements for surface or subsurface rights, to customers.
•Continuing diversification of byproducts and services. We recover magnesium chloride, salt, and brine water byproducts during the production of potash and Trio®. These byproducts diversify our portfolio of product and service offerings. As we continue to explore and evaluate opportunities to diversify our revenue sources, we may enter into new or complementary businesses that expand our current product and service offerings.
Competitive Strengths
•U.S.-based producer. We are the only producer of potash in the U.S. We are located in a market that consumes significantly more potash than we can currently produce on an annual basis. Our geographic location provides us with a transportation advantage over our competitors for shipping our product to customers. In general, this allows us to obtain a higher average net realized sales price per ton than our competitors, that ship their products across longer distances to consuming markets, which increases their costs and reduces their gross margin. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price per ton. Our access to strategic rail destination points and our location along major agricultural trucking routes also supports this advantage.
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
•Water rights. Water rights in New Mexico are real property rights, which authorize a water right owner to use a specific amount of water, diverted from a specific location, for a specific purpose of use, in a specific place. Water rights are limited to the amount of water put to beneficial use. In New Mexico, the New Mexico Office of the State Engineer (“OSE”) administers water rights. The validity of water rights is ultimately confirmed or denied by a court in an adjudication proceeding. Prior to an adjudication, a water right may be acquired through the OSE’s permitting or licensing process. If a water right existed before the OSE had authority to issue permits, a water rights owner may file a declaration with the OSE. The OSE issues permits for both surface and groundwater appropriations. These permits are inchoate rights, which allow a permittee to put the water to beneficial use as prescribed by the agency. Once the OSE confirms that water diversion works have been completed and water has been put to beneficial use, the water right is licensed. A declaration is made when water was put to beneficial use either before New Mexico adopted its current water code in 1907 for surface water declarations, or before the OSE declared an underground water basin for groundwater declarations. A water right claimant must apply to the OSE for a permit to make changes to a water right, including changes in the place or purpose of use. The validity of water rights is ultimately confirmed or denied by courts in an adjudication process. We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily for commercial uses in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our Carlsbad facilities. The Intrepid South property increased our total water rights available for sale in and around the Permian Basin. This has expanded our relationships with oil and gas producers, which we may be able to use to expand sales of byproducts and services.
•Diversity of potash markets. We sell potash into three different markets—the agricultural, feed, and industrial markets. In both 2024 and 2023, these markets represented approximately 74%, 23%, and 3%, of potash sales. The agricultural market supplies crop nutrients to farmers producing a wide range of crops in different geographies and the animal feed market supplies feed manufacturers with key nutrients for a wide range of feed blends into various markets such as pet food and cattle feed. Sales into industrial markets have historically supported drilling activities in oil and gas, although the use of lower-cost potash substitutes in recent years has reduced our sales into those markets.
•Marketing flexibility. We have the ability to convert all of our standard-sized potash product into granular-sized product as market conditions warrant. We produce Trio® in premium, granular, standard, and fine standard sizes. This provides us with increased marketing flexibility as well as decreased dependence on any one particular market.
•Significant mineral reserve and resource life. Our potash reserves and resources have substantial years of reserve life and resource life. Reserve life is based on the current mine plan and estimated at 25 years for all our potash facilities. Resource life at our potash facilities ranges from 33 years to over 100 years. We no longer report mineral reserves at our East mine and only include a mineral resource estimate. In addition to our reserves, we have water rights and access to additional mineralized areas of potash for potential future exploitation. Additional information regarding our mineral reserves and resource estimates can be found in Item 2. Properties and in the Technical Report Summaries included with this filing.
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
Major Customers
Within the agricultural market, we supply a diversified customer base of distributors, cooperatives, retailers, and dealers, which in turn supply farmers producing a wide range of crops in different geographies. We sell into the industrial and feed markets through distributors and directly to end users. For water, we sell to a diverse set of customers through a combination of spot sales and a multi-year contract. For brine, we sell to a diverse set of customers in the spot market.
In 2024, 2023, and 2022, we had one customer, Bill Barr & Company, Inc., which accounted for more than 10% of our total consolidated revenues.
Environmental, Safety, and Health Matters
We are subject to federal, state, and local environmental, safety, and health laws that regulate, among other things; (1) soil, air, and water quality standards for our facilities; (2) the disposal, storage, and management of any hazardous and solid wastes we use or produce; (3) our post-mining land reclamation and closure requirements; (4) the conditions of our mining and production operations; (5) our employee and contractor safety and occupational health; and (6) product content and labeling. We employ and consult with professionals who assist in monitoring our compliance with these laws and who work with management to ensure that appropriate strategies and processes are in place to promote a culture that prioritizes safety and environmental responsibility.
In 2024, we had approximately $3.2 million of capital investments and reclamation projects, and $1.2 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to spend $3.0 million to $4.0 million for environmental related capital and reclamation projects in both 2025 and 2026. Future capital expenditures are subject to uncertainties, including changes to environmental laws. Material expenditures could be required in the future to fulfill existing or new environmental compliance requirements. We anticipate a focus on environmental issues will result in increased future investments for environmental controls at our operations. See Item 1A. Risk Factors “Risks Related to Our Business - Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”
Product Registration Requirements
We are required to register fertilizer products with each U.S. state and foreign country where our products are sold. Each brand and grade of commercial fertilizer must be registered appropriately before being offered for sale, sold, or distributed. In most cases, these product registrations impose specific requirements relating to guaranteed analysis, product labeling, and regular reporting of sales.
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

We hold numerous environmental, mining, and other permits or approvals authorizing and regulating operations at each of our facilities. Our operations are subject to permits for, among other things, extraction of salt and brine, discharges of process water, air emissions, injection of brine, water storage and handling and appropriation of water. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new, modified, or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could limit or prevent us from mining at these properties. In addition, changes to environmental and mining regulations or permit requirements could limit our ability to continue operations at the affected facility. In many cases, environmental and operating permits and approvals are also required for an expansion of, or changes to, our operations. As a condition to procuring the necessary permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the reclamation, closure, and post-closure care at our facilities. We obtain bonds as financial assurance for these obligations. These bonds require annual payment and renewal. We believe we are in compliance with existing regulatory programs, permits, and approvals where non-compliance could have a material adverse effect on our operating results or financial condition.
In 2016, the OSE Dam Safety Bureau determined that our East tailing impoundment and West tailing impoundment are considered jurisdictional dams. In 2024, the OSE Dam Safety Bureau classified our East tailing impoundment as a high hazard potential dam. We continue to work with the OSE Dam Safety Bureau to determine required dam modifications. In 2024, we received notice from the New Mexico Environment Department Groundwater Quality Bureau (“NMED GQB”) that the East tailing impoundment is subject to regulation by the NMED GQB and that our West tailing impoundment may be subject to regulation by the NMED GQB. We submitted an application for a discharge permit to the NMED GQB in February 2025. We may be required to spend a significant amount of capital on our East tailing impoundment to comply with the discharge permit requirements. Similarly, we may be required to spend a significant amount of capital on our West tailing impoundment to comply with the discharge permit requirements if a discharge permit for the impoundment is required.
Occasionally governmental agencies notify us of noncompliance with certain environmental laws, regulations, permits, or approvals. For example, although designated as zero discharge facilities under the applicable water quality laws and regulations, our North, and Moab facilities at times may experience some water and brine discharges during periods of significant rainfall or due to other circumstances. We have implemented several initiatives to address discharge issues, including the reconstruction or modification of certain impoundments, increasing evaporative area, and reducing process water usage and improved management systems. State and federal officials are aware of these issues and have visited the sites to review our corrective efforts and action plans, and, in some circumstances, require an operational permit.
Air, Water Discharge, and Drinking Water
The New Mexico Environment Department (“NMED”) and the Utah Department of Environmental Quality (“UDEQ”) affirm our compliance with applicable permits and conduct periodic inspections of our New Mexico and Utah facilities, respectively. In the ordinary course of business, we may receive notices from NMED or UDEQ of alleged air, water discharge, or drinking water quality violations. Upon receipt of any such violations, including notices of noncompliance, we make any required corrective actions.
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
As part of our ongoing safety programs, we collaborate with MSHA and the New Mexico Bureau of Mine Safety to identify and implement accident prevention techniques and practices. A trained mine rescue team services our New Mexico facilities. This team is ready to respond to on-site incidents or assist in local incidents, if needed. In addition, our New Mexico facilities participate in a Mine Rescue Assistant Agreement with other mine facilities and a federal hazardous waste facility to provide mine rescue support.
Our Utah facilities and our HB mine and plant are subject to OSHA jurisdiction. We provide all OSHA required training and other certifications to our employees at these facilities.
Remediation at Intrepid Facilities
    Many of our current facilities have been in operation for a number of years. Our and our predecessors' operations involved the historical use and handling of potash, salt, related potash and salt byproducts, process tailings, hydrocarbons, and other regulated substances. Some of these operations resulted, or may have resulted, in soil, surface water, or groundwater contamination. At some locations, there are areas where process waste, building materials (including asbestos‑containing transite), and ordinary trash may have been disposed or buried, and have since been properly closed and maintained.
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
Our surface permits require us to reclaim property disturbed areas of our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our facilities as of December 31, 2024, is approximately $32.9 million, which is reflected in our audited financial statements found elsewhere in this Annual Report. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis.
It is difficult to estimate and predict the potential actual costs and liabilities associated with remediation and reclamation of our facilities. Additionally, it is possible that we could be identified in the future as a potentially responsible party for additional remediation and reclamation costs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters subject to remediation and/or reclamation obligations or liabilities.
Royalties
The potash, langbeinite, water, and byproducts we produce and sell from leased land or minerals may be subject to royalty payments. We produce and sell products from leased land and/or minerals owned by the U.S., the States of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of leases. Some royalties are determined as a fixed percentage of revenue and others vary based upon ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2024, we paid $10.6 million in federal, state, and private royalties. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 3.0% to 5.0%. The royalty rates on our private leaseholds are between 5.0% and 8.0%.
Human Capital Resources
Headcount
We believe that our employees and contractors are significant contributors to the current and future success of Intrepid. Our ability to attract, retain, and motivate qualified personnel is critical to our operations. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. We value our relationships with our employees and consider our relationships with them to be good. As of December 31, 2024, we had a total of 468 employees. Our workforce is experienced, providing invaluable expertise and insight into our operations.

Location	Number of Employees	Average Tenure (in years)
Denver	48	5
Moab	60	10
New Mexico	296	10
Wendover	64	11
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

Sustainability
We are committed to providing consistent returns to our shareholders while being a good corporate citizen that values the welfare of our employees, the communities in which we operate, and the customers we serve. In prioritizing, improving, and managing our sustainability goals, we will create long-term value for our investors. We have made sustainability initiatives a priority for our management team and are committed to providing focused reporting on the sustainability issues that are the most relevant to our business and stakeholders. We published an updated Sustainability Report in 2024 to clearly disclose the goals and metrics related to our sustainability programs, as we believe this information will allow our stakeholders to be informed about our progress. We intend to update these goals and metrics annually. We encourage you to read our Sustainability Report to learn more about our strategy, efforts, and goals relating to these initiatives, which can be found on our website, www.intrepidpotash.com.

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
We routinely post important information about us and our business, including information about upcoming investor presentations, on our website, www.intrepidpotash.com, under the Investor Relations tab. We encourage investors and other interested parties to enroll on our website to receive automatic email alerts regarding new postings. The information found on, or that can be accessed through, our website is not part of this or any other report we file with, or furnish to, the SEC.

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
•We face risks related to cybersecurity threats and incidents.
•Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
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
The market for potash and Trio® is cyclical, and the prices and demand for potash and Trio® can fluctuate significantly. Periods of high demand, increasing profits, and high-capacity utilization lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. Despite supply disruptions from the Russia-Ukraine conflict in 2022 and 2023 which reduced production for a two-year period, global production in 2024 was approximately 70.6 million metric tonnes and is forecasted to be approximately 71.5 million metric tonnes in 2025. Global productive capacity remains higher than demand and significant brownfield and greenfield expansion projects are in progress. Tariffs and retaliatory tariffs, either proposed or enacted, could also impact the supply and demand balance. As a result of these factors, the prices and demand for potash can be volatile. This volatility can reduce profit margins and negatively affect our results of operations. We sell most of our potash and Trio® into the spot market in the U.S. In addition, potash and Trio® do not have active hedge markets like many other commodities have. As a result, we do not have protection from this price and demand volatility.
We may not be successful in our efforts to sustain or expand water sales due to the status of our water rights, challenges to our water rights, changes in the demand for water in the areas around our facilities, restrictions on water use, or other events, which could adversely impact our financial condition and results of operations.
We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our New Mexico facilities. If there are changes in state or federal regulations regarding oil and gas production or water usage, this could materially impact our ability to monetize our water rights. Third parties regularly challenge our applications to the OSE to change our water rights permits so that we are authorized to sell water to oil and gas producers. We may not be successful in our efforts to obtain the requisite permit changes. In many cases, sales of water require governmental permits or approvals. A decision to deny, delay, revoke, or modify a permit or approval could prevent us from selling water, increase the cost to provide water, or result in us having to refund prepayments that we have received for future water sales. If oil or gas prices decline, if oil and gas development in the Permian Basin decreases, or if demand for fresh water in the Permian Basin declines for other reasons, the demand for water under our water rights could be adversely affected. In addition, we could be required to expend capital to meet customer needs. Any of these events could adversely impact our financial condition and results of operations.
Water rights in New Mexico are subject to a stated place of withdrawal, purpose and place of use. Some of our water right permits, declarations and licenses were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the OSE to change the point of diversion, purpose and/or place of use of the underlying water rights. The OSE reviews such applications and makes a determination as to the validity of the right and, will approve the proposed change if it determines the requested change will not impair existing water rights, will not be contrary to the conservation of water within the state, and will not be detrimental to the public welfare of the state. In some situations, the OSE can issue a preliminary authorization for the change, which allows for the proposed change to go into effect immediately while pending further administrative review. Such authorizations for water sales are often subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest an application to change a point of diversion, purpose or place of use or a preliminary authorization at minimal cost and frequently do so. Once protested, an administrative process begins, whereby the OSE will ultimately determine if the subject application or preliminary authorization will impair existing water rights, will be contrary to the conservation of water within the state or will be detrimental to the public welfare of the state. The OSE’s findings can be appealed to a New Mexico district court. A significant portion of our water sales are being made under leases issued by the OSE. Additionally, some of our water rights are permitted water rights for which we still need to provide proof of completion of works and proof of beneficial use to the OSE. Please see Note 15 of the Notes to Consolidated Financial Statements for an update on challenges to our water rights.
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
We continue to look for opportunities designed to maximize the value of our existing assets, such as through increased production and sales of potash, water, salt, and brine. For example, in 2019 we purchased water and real property assets in southeastern New Mexico, which we refer to as Intrepid South, in an effort to expand our water sales and other revenue from the oil and gas industry. We may also enter into new or complementary businesses that expand our product offerings beyond our existing assets. We may also expand into new products or services in our current industry or other industries. Ultimately, we may be unsuccessful in implementing any alteration of our activities or expansion initiatives. Further, we may not be able to fully realize any anticipated benefits of these initiatives. Any expansion initiatives may require significant capital investments and those investments may not produce our expected returns.
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
Sales of Trio® into international markets often require more resources and management attention than domestic sales and may subject us to economic, regulatory, and political risks that are different from those in the U.S. These risks include accounts receivable collection; the need to adapt marketing and sales efforts for specific countries; new and different sources of competition; disputes and losses associated with overseas shipping; tariffs; export controls, and trade duties; additional time and effort to obtain product certifications; adverse tax consequences; restrictions on the transfer of funds; changes in legal and regulatory requirements or import policies including sanctions; compliance with potentially unfamiliar local laws and customs; and political and economic instability. International sales may also be subject to fluctuations in currency exchange rates, which could increase the price of our products outside the U.S. and expose us to foreign currency exchange rate risk. Certain international markets require significant time and effort on the part of management to develop relationships and gain market acceptance for our products. Overall, there are additional logistical requirements associated with international sales, which may increase the time between production and our ability to recognize related revenue. Our failure to manage any of these risks successfully could harm our future international operations and our overall business.
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
In 2024, we recorded total impairment charges to our long-lived assets and mineral properties of $10.7 million, of which $4.4 million related to assets at our East mine and $6.4 million related to certain assets in our oilfield solutions segment.
In 2023, we recorded total impairment charges of $43.3 million, of which $31.9 million related to our long-lived assets and mineral property assets at our East mine. We determined that sufficient indicators of potential impairment existed because higher Trio® production costs and lower realized Trio® prices led to negative gross margins for our Trio® segment. We also recorded impairment charges of $9.9 million related to our long-lived assets that are in care and maintenance at our West mine, and $1.5 million related to certain assets in our oilfield solutions segment.
We also have certain indefinite-lived intangible assets that we evaluate for impairment at least annually or more frequently when events or changes in circumstances indicate the fair value may have changed. An impairment loss is measured and recorded based on the current fair value of the asset.
After recording impairment charges to our long-lived assets in 2024, we believe the carrying values of our long-lived assets and our indefinite-lived intangible assets were realizable as of the balance sheet dates. However, future events could cause us to conclude otherwise. These future events could include further significant and sustained declines in potash or Trio® prices, further significant or sustained declines in water prices and demand, or higher production and operating costs. Further, based on our analysis of the profitability of any of our facilities, we may decide to terminate or suspend operations at additional facilities. These events could require a further write-down of the carrying value of our assets, which would adversely affect our results of operations and financial condition.
If we are required to write down the value of our inventories, our financial condition and results of operations would be adversely affected.
We carry our inventories at the lower of cost or net realizable value. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we are required to write down the value of our inventories. We recorded $4.0 million of lower of cost or net realizable value adjustments in our potash segment in 2024. Any write-down of our inventory would adversely affect our financial condition and results of operations, possibly materially.
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
The success of our business depends on our ability to attract and retain skilled managers, engineers, and other workers. At times, we may not be able to find or retain qualified workers. In particular, the labor market around Carlsbad, New Mexico, is competitive and employee turnover is generally high. In that market, we compete for experienced workers with several other employers, including natural resource and hazardous waste facilities, oil and gas producers, and another producer of langbeinite. If we are unable to attract and retain quality workers, the development and growth of our business could suffer, or we could be required to raise wages to keep our employees, hire less qualified workers, or incur higher training costs. These risks may be exacerbated in times when we need to reduce our workforce due to economic conditions. The occurrence of any of these events could have an adverse effect on our results of operations. For example, in mid-2016, we idled our West mine and transitioned our East mine to Trio®-only, resulting in us laying off a significant number of skilled employees in New Mexico. This may make it more difficult for us to re-hire skilled employees in the future.
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
Our management personnel have significant relevant industry and company-specific experience. Our senior management team has developed and implemented first-of-their-kind processes and other innovative ideas that are important to our business. Our success depends, in part, upon the performance and continued services of our senior leadership team. We do not currently maintain "key person" life insurance on any of our management personnel. If we are unable to retain these individuals, our operations could be disrupted and we may be unable to achieve our business strategies and grow effectively.
On September 30, 2024, Robert P. Jornayvaz III resigned from all positions with the Company and its subsidiaries and affiliates following his extended medical leave of absence. Mr. Jornayvaz was our co-founder and had an in-depth knowledge and understanding of our business operations. He served as our Chief Executive Officer from our formation in 2008 until 2010, and again from 2014 until the time of his resignation. He also served as our Executive Chairman of the Board since 2010. The Company's Board of Directors (the "Board") appointed Kevin S. Crutchfield as Chief Executive Officer and a member of the Board as a Class III director, effective December 2, 2024.
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
We rely on a variety of information technology and automated operating systems to manage or support our operations. We depend on our information technology systems for a variety of functions, including, but not limited to, financial reporting, inventory management, procurement, invoicing, and email. We also have access to, and we create and store, sensitive data, including our proprietary business information and that of our customers, and personally identifiable information of our employees. The proper functioning of these systems and the security of this data is critical to the efficient operation and management of our business. In addition, these systems could require modifications or upgrades as a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations and could impose substantial demands on management time. Our systems, and those of third-party providers, also could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access, and cyber-attacks. Although we take steps to secure our systems and electronic information, these cybersecurity measures may not be adequate. Any security breaches could compromise our networks and the information stored on them could be improperly accessed, disclosed, lost, or stolen. Any such access, disclosure or other loss of information could disrupt our operations and the services we provide to customers, damage our reputation or our relationships with our customers or result in legal claims or proceedings, any of which could adversely affect our business, reputation, and operating results.
We face risks related to cybersecurity threats and incidents.
We regularly face attempts by others to gain unauthorized access through the internet, or to introduce malicious software, to our information technology (“IT”) systems. Individuals or organizations, including malicious hackers and insider threats including employees and third-party service providers, or intruders into our physical facilities, at times attempt to gain unauthorized access to our software, network, and services. We could also be a target of malicious attackers who attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, suppliers and customers; interrupt our systems and services or those of our suppliers, customers, or others; or demand a ransom to return control of such systems and services. Such attempts—including but not limited to—social engineering or “phishing” attempts, denial of service attacks and malware (including viruses, trojans and keyloggers) are increasing in number, intensity and in technical sophistication, and are increasingly difficult to detect for periods of time, especially as they relate to attacks on third-party vendors, and, if successful, expose us and any affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations, including our manufacturing operations. These attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Our IT infrastructure also includes services provided by third parties, and these service providers can experience breaches of their systems and products that impact the security of our systems and our proprietary or confidential information. In addition, certain factors, such as rapid technology evolution, including increased adoption of artificial intelligence, and geopolitical events, have increased cybersecurity risks. A substantial breach of our or one of our service providers’ systems could damage our reputation and result in the loss of revenues, or the misuse of confidential data, manufacturing challenges or disruption, diversion of management attention, litigation, regulatory action and damage to our relationships with vendors, business partners and customers, and we may incur significant expenses to resolve such issues.
Finally, the SEC has adopted new rules that require us to provide greater disclosures around cybersecurity risk management, strategy, and governance, as well as disclose the occurrence of material cybersecurity incidents. We cannot yet predict or estimate the amount of additional costs we will incur in order to comply with these rules or the timing of such costs. These rules and regulations may also require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions, or subject us to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs, and enforcement risks.
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated and rapidly evolving methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
Our business may be adversely affected by union activities.
    Hourly employees at our Wendover facility are represented by a labor union. These employees represent approximately 11% of our total workforce. Our current collective bargaining agreement with the union, which became effective on June 1, 2023, expires on May 31, 2026. Although we believe that our relations with our unionized employees are good, we may not be successful in negotiating a new collective bargaining agreement as a result of general economic, financial, competitive, legislative, political, and other factors beyond our control. Any new agreement could result in a significant increase in our labor costs. In addition, a breakdown in negotiations or failure to timely enter into a new collective bargaining agreement could materially disrupt our Wendover operations.
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
    The U.S. Department of the Interior ("DOI") regulates the co-development of federal mineral resources—both potash and oil and gas—on federal lands in what the DOI has designated as the Designated Potash Area. This 497,000-acre region outside of Carlsbad, New Mexico, includes all of our New Mexico operations and facilities. In 2012, the DOI issued an updated order that provides guidance to the BLM and industry on the co-development of these resources. See Order 3324 issued by the Secretary of the Interior on December 4, 2012 ("2012 Secretary's Order").
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
    As of December 31, 2024, we had no outstanding borrowings under a revolving credit facility that allows us to borrow up to $150 million. This credit facility expires in 2027. In the future, we may be unable to obtain new financing or refinancing on acceptable terms, or at all. In addition, we may incur additional indebtedness in the future. The agreements governing the credit facility restrict, but do not prohibit, us from incurring additional indebtedness.
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
    Global and domestic economic volatility and uncertainty, for example, as a result of rising interest rates, a recession or fear of a recession, global trade uncertainties, tariffs, international conflicts, epidemics or other significant health concerns, and inflation, can create uncertainty for farmers and customers in the geographic areas where we sell our products. If farmers reduce, delay, or forgo their potash and Trio® purchases because of economic volatility or uncertainties the results of our operations would be adversely affected. Moreover, volatility and disruptions in the financial markets could limit our customers' ability to obtain adequate financing or credit to purchase and pay for our products, which would decrease our sales volume and increase our risk of non-payment by customers. Changes in governmental banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of economic and financial market problems and the many ways in which they could negatively affect our customers and business. In addition, if we are required to raise additional capital or obtain additional credit during an economic downturn, we could be unable to do so on favorable terms or at all.
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

Despite diversification across multiple industries, including agricultural, industrial, and feed, larger customers, at times, comprise a significant portion of our sales revenue. For example, in 2024 one customer in our potash and Trio® segments accounted for approximately 10%, or $25.6 million, or our total consolidated revenues. In 2023 and 2022, this same customer accounted for approximately 12%, or $33.4 million, and 10%, or $35.0 million of our total consolidated revenues, respectively. If we experience a significant decline in sales from our larger customers or in certain industries, it may be difficult to replace those sales which could have a material effect on our results of operations.
Risks Related to Compliance, Regulatory and Legal Issues
Changes in laws and regulations affecting our business, or changes in enforcement practices, could adversely affect our financial condition or results of operations.
We are subject to numerous federal, state, and local laws and regulations covering a wide variety of business practices. Changes in these laws or regulations could require us to modify our operations, objectives, or reporting practices in ways that adversely impact our financial condition or results of operations. In addition, new laws and regulations, including economic sanctions, or new interpretations of or enforcement practices with respect to existing laws and regulations, could similarly impact our business. For example, the recent imposition of additional tariffs, or proposed tariffs, by the U.S. on various countries (as well as potential retaliatory tariffs against the U.S.), could increase our cost of doing business and may lead to further challenges for us in the various markets in which we operate.
Additionally, we are subject to significant regulation under MSHA and OSHA. High-profile mining accidents could prompt governmental authorities to enact new laws and regulations that apply to our operations or to more strictly enforce existing laws and regulations. See also “Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”
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
Also, certain of our existing leases require us to make royalty payments based on the revenue generated by the potash, langbeinite, water, or byproducts that we extract from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2024, approximately 17% of our state, federal and private lease acres at our New Mexico facilities (including leases at the HB and North mines) and 22% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations. Reporting of royalties is subject to periodic audits by federal and state officials. The Office of Natural Resources Revenue ("ONRR") completed their draft audit report of our New Mexico royalty reporting in September 2019. As of February 2025, we are continuing to progress on the audit in cooperation with ONRR.
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
Independent of Congress, the Environmental Protection Agency ("EPA") has adopted regulations controlling GHG emissions under its existing authority under the CAA. For example, following its findings that emissions of GHGs present an endangerment to human health and the environment because such emissions contributed to warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission, and storage facilities in the U.S. on an annual basis.
Further, in December 2015, over 190 countries, including the U.S., reached an agreement to reduce global GHG emissions, also known as the Paris Agreement. The Paris Agreement entered into force in November 2016 after more than 170 nations, including the U.S., ratified or otherwise indicated their intent to be bound by the agreement. After previously withdrawing and rejoining the Paris Agreement, in January 2025 the U.S. began the process of withdrawing from the Paris Agreement. Actions to implement the mandates of the Paris Agreement or otherwise impose regulations on our industry or our customers’ industries aimed at reducing GHG emissions could have an adverse effect on our business.
It is possible that future legislation or regulation addressing climate change, including, any changes to existing agreements or any new international agreements, could adversely affect our operations, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material or adversely impact us. In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as Canada, Russia, and Belarus, are less stringent than in the U.S., our competitors could gain cost or other competitive advantages over us.
We have also made certain public statements regarding our commitment to the environment and our focus on protecting the environments, resources, and ecosystems surrounding our locations. Although we intend to work closely with communities and make it a priority to protect the natural resources surrounding our operation, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which our goals will be achieved, or that any future investments we make in furtherance of achieving such target and goal will meet investor expectations or legal standards, if any, regarding sustainability performance. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business investments over the achievement of our current plans based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups, or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups, or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and harm our business.
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
We are also subject to federal and state environmental laws that regulate discharges of pollutants and contaminants into the environment, such as the CWA and the CAA. For example, our water disposal processes rely on dikes and reclamation ponds that could breach or leak, resulting in a possible prohibited release into the environment. Moreover, although the North mine in New Mexico and the Moab mine in Utah are designated as zero discharge facilities under the applicable water quality laws and regulations, these mines could experience some water discharges during significant rainfall events.
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

The market price of our common stock has experienced, and may continue to experience, volatility. For example, during 2024, the market price of our common stock ranged between $17.52 and $29.75. These fluctuations may continue because of numerous factors, including, but not limited to, the following:
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
We use a third party to perform annual security assessments. This includes both external penetration testing and internal vulnerability testing, as well as a security program maturity assessment based on the NIST framework (National Institute of Standards and Technology). External testing consists of scanning all our public IP addresses for open ports and determining if any device or service on those ports have known vulnerabilities. Internal vulnerability testing is performed from within the network to determine if any known vulnerabilities exist due to outdated patches or insecure configurations. The security program maturity assessment is a review of our policies and practices against a set of standard best practice controls identified by the NIST to determine a maturity level score. We use this assessment to focus our efforts on continually improving our cybersecurity policies and practices. We currently do not have any formal processes to oversee or identify cybersecurity risks associated with third-party service providers but our Director of Information Technology generally evaluates such risks.
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

We operate Intrepid South located in Lea County in southeastern New Mexico, which is comprised of 21,834 fee surface acres, and 27,858 acres of BLM grazing leases. At December 31, 2023, we had a pending application with the State of New Mexico for 10,400 acres of grazing leases. During 2024, the State of New Mexico denied our application for the grazing leases. We do not believe the denial of our application for State of New Mexico grazing leases will have a material impact on our Intrepid South operations.
We conduct most of our mining operations on properties that we lease from states or the federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and continue mining to retain the lease.
The stipulations on our leases are subject to periodic readjustment by the applicable state government and the federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended through the end of 2034. As of December 31, 2024, approximately 6% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years, and none of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
The following tables provide a summary of our mineral resources and reserves. Additional information is provided in the Individual Property Disclosures below.

Summary of Mineral Resources in Millions of Tons of Sylvinite and Langbeinite as of December 31, 2024. Based on $450/potash product ton mine site and $470/langbeinite product ton mine site.
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)
Sylvinite
New Mexico
IPNM	288.0	16.0	164.0	14.0	452.0	15.0	—	—
Utah
Moab	97.0	26.0	190.0	25.0	287.0	25.0	38.0	23.0
Wendover	—	—	175.0	0.5	175.0	0.5	1,358.0	0.5
Total	385.0	18.5	529.0	13.5	914.0	15.6	1,396.0	1.1

Langbeinite
New Mexico
IPNM	67.0	10.0	59.0	10.0	126.0	10.0	—	—
Total	67.0	10.0	59.0	10.0	126.0	10.0	—	—

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
We engaged RESPEC, a qualified firm and independent of Intrepid, to prepare a technical report summary for our IPNM material properties as of December 31, 2024, because of changes in our life of mine production forecast and production costs resulted in material changes from the technical report summary prepared by RESPEC as of December 31, 2023 for the New Mexico material properties. We did not have any material changes to our mineral resources at December 31, 2024, compared to December 31, 2023, at our Utah material properties. The material assumptions and criteria used for the mineral resource estimates are discussed in more detail in Section 11 of the respective Technical Report Summaries filed as Exhibits 96.1 through 96.3 to this Annual Report.

Summary of Mineral Reserves in Millions of Product Tons of Potash as of December 31, 2024, and 2023. Based on $360/potash product ton mine site for 2024 and 2023.
	Proven Mineral Reserves				Probable Mineral Reserves				Total Mineral Reserves
	Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Sylvinite
New Mexico[1]
IPNM	3.4	4.0	22.9	22.9	—	—	—	—	3.4	4.0	22.9	22.9
Utah
Moab[1]	2.2	2.3	28.6	28.3	0.3	0.3	28.9	28.9	2.5	2.6	28.6	28.4
Wendover[2]	—	—	—	—	1.7	1.7	0.5	0.5	1.7	1.7	0.5	0.5
Total	5.6	6.3	25.1	25.3	2.0	2.0	4.8	4.8	7.6	8.3	19.8	20.0

[1] - In situ grade corresponds to the amount of K2O in the contact area of the caverns
[2] - In situ grade corresponds to the amount of K2O in the brines
We are not reporting any langbeinite reserves as of December 31, 2024, and 2023, only langbeinite resources because, in the opinion of the Qualified Person, none of the langbeinite resources are economically mineable.
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
Our leased office space in Denver, Colorado, is approximately 26,000 square feet and has a term expiring on January 31, 2028. We lease approximately 1,400 square feet of office space in Albuquerque, New Mexico, which has a term expiring on May 31, 2027.
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.
Individual Property Disclosure - New Mexico
Overview
Our New Mexico operations ("IPNM") consists of our HB Solar Solution, East, West, and North Mines and are located in southeastern New Mexico in Eddy and Lea Counties in the Carlsbad Potash District ("CPD"). The location is further defined by the boundary of the Known Potash Leasing Area ("KPLA"). This BLM managed area consists of that part of the KPLA where the co-development guidelines for oil and gas and potash are in effect for federal lands under the 2012 Secretary's Order issued on December 4, 2012. The 2012 Secretary's Order revises and supersedes a previous Order issued in 1986 and corrected in 1987. The 2012 Secretary’s Order does not alter the boundaries of the area. The area also contains state lands that are managed by the State of New Mexico under the New Mexico Oil Conservation Division Order R‐111‐Q ("R-111-Q"). In general, the stated objective of the 2012 Secretary’s Order and R‐111‐Q is to prevent waste of petroleum and mineral resources and maximize the economic recovery of oil, gas, and potash minerals in the area.
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
Sylvinite is currently being mined using solution methods in the 1st and 3rd ore zones. Historically, sylvinite has been conventionally underground mined in the 1st, 3rd, 5th, 7th, and 10th ore zones. Mechanical mining of langbeinite is currently occurring in the 3rd and 5th ore zones at the East Mine. Langbeinite is prevalent in the 3rd and 4th ore zones in the southern part of the Delaware Basin, and occurs mixed with sylvite in the 5th ore zone.
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
The IPNM properties are pledged as collateral for our revolving credit facility. At December 31, 2024, the net book value of our IPNM material properties was $169.9 million. Various surety bonds are currently in place for approximately $7.1 million.
During 2024 and 2023, we recorded impairment charges of $4.4 million and $41.8 million, respectively, related to our IPNM material properties.
IPNM has all necessary operating permits and is in production, both underground and solution mining, and through permit reporting maintains environmental compliance. Environmental studies are conducted for major project expansions and modifications to any operations. The most recent Environmental Assessment was completed in 2024 for the construction of new injection piping for the HB In Situ Solution Mine. The work referenced the initial Environment Impact Study ("EIS") for the HB In Situ Solar Solution Mining Project.
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
Leases and Permits
We control the right to mine approximately 127,000 acres in New Mexico. Of that acreage, we lease 21,000 acres from the State of New Mexico, 106,000 acres from the federal government through the Bureau of Land Management (“BLM”), and 280 acres from private owners. We own 4,700 surface acres near the mine site, adjacent to the federal and state mining leases. Most mining operations are on properties leased from the State of New Mexico or the federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and to continue mining to retain the lease. The stipulations on our leases are subject to periodic readjustment by the State of New Mexico and the federal government. Federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Royalty payments equal a percentage of product sales less freight. Most of our leases with the federal government stipulate a five percent royalty rate. However, certain federal leases contain a sliding scale royalty rate of a minimum of two percent and up to a maximum of five percent based on the grade of ore extracted under the lease. In 2024, IPNM paid royalties of $5.3 million to the federal government.
Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Royalty payments equal a percentage of product sales less freight. Our leases with the State of New Mexico stipulate a five percent royalty rate. In 2024, IPNM paid royalties of $2.3 million to the State of New Mexico.
History of Operations
Potash was first discovered in southeast New Mexico in 1925 in Eddy County, New Mexico, in Snowden McSweeney Well No. I on a V. H. McNutt permit near the center of the portion of the KPLA. Commercial potash shipments began in 1931. The mines have had numerous owners beginning with the U.S. Potash Company’s ownership of the West Mine from 1929 to 1956. Intrepid Mining, the predecessor to Intrepid, acquired the mines, excluding the AMAX Mine, from Mississippi Potash, Inc. in 2004. Intrepid acquired the lease to the AMAX Mine in 2012. A full ownership history for each mine is included in Section 5 of the technical summary report in Exhibit 96.1 to this Annual Report.
Mineral Resource and Reserves Comparison to Prior Year
We engaged RESPEC, a qualified firm and independent of Intrepid, to prepare a technical report summary for our IPNM material properties as of December 31, 2024, because changes in our life of mine production forecast and cost of production resulted in material changes from the report summary prepared as of December 31, 2023, for the New Mexico properties.
We do not show mineral reserves for our East mine as of December 31, 2024, because, in the opinion of the Qualified Person, none of the langbeinite resources are economically mineable, which is the same conclusion that was reached in the technical report summary for the IPNM material properties as of December 31, 2023. The technical report summary for the New Mexico material properties prepared as of December 31, 2024, is included with this Annual Report on Form 10-K.
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
The classification of cutoff in terms of GT in units of feet-percent was defined in the Secretaries Order dated October 21, 1986, for mechanically mined potash deposits. The criteria are not dependent on thickness or grade, but on the product of the thickness and grade. To evaluate the viability of mining the IPNM mechanically mined resources, a break‐even cutoff GT was established. Inputs to the estimation of the break‐even cutoff analysis are cost of goods sold, product sale price, mill recovery, and nominal grade.
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

IPNM—Summary Mineral Resources in Millions of Tons of Sylvinite effective December 31, 2024. Based on $450/product ton mine site.
	Resources			Mechanical Mining Cutoff [2] (ft%K2O)	Processing Recovery (%)
	Sylvinite [1] (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	288	16	45	54-64	75-85
Indicated mineral resources	164	14	24	54-64	75-85
Measured + Indicated resources	452	15	69
Inferred mineral resources	—	—	—

IPNM—Summary Mineral Resources in Millions of Tons of Sylvinite effective December 31, 2023. Based on $450/product ton mine site.
	Resources			Mechanical Mining Cutoff [2] (ft%K2O)	Processing Recovery (%)
	Sylvinite [1] (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	289	16	45	54-64	75-85
Indicated mineral resources	164	14	24	54-64	75-85
Measured + Indicated resources	453	15	69
Inferred mineral resources	—		—
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
Mt = million tons, % = percent K2O = potassium oxide, ft = feet

IPNM—Summary of Mineral Resources in Millions of Tons of Langbeinite Mineralized Rock in Place effective December 31, 2024. Based on $470/product ton mine site.
	Resources			Mechanical Mining Cutoff (ft%K2O)	Processing Recovery (%)
	Langbeinite Mineralized Rock (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	67	10	6	25	68
Indicated mineral resources	59	10	6	25	68
Measured + Indicated resources	126	10	12
Inferred mineral resources	—	—	—

IPNM—Summary of Mineral Resources in Millions of Tons of Langbeinite Mineralized Rock in Place effective December 31, 2023. Based on $470/product ton mine site.
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
Mechanically Mined Reserves
We are not reporting any langbeinite reserves as of December 31, 2024, and 2023, only langbeinite resources because, in the opinion of the Qualified Person, none of the langbeinite resources are economically mineable. Modeling indicates a cutoff of 64 feet-percent K2O for the high‐insoluble sylvinite resources in the 8th and 10th ore zones, which requires the capital investment of a new plant and refurbishment of shafts. A cutoff of 54 feet-percent K2O is indicated for the West Mine sylvinite resources which requires the processing plant, mine equipment, and associated infrastructure to be rehabilitated.
Solution Mined Reserves

Breakeven Cutoff for solution mined reserves is shown in the table below:

IPNM—Summary of Potash Mineral Reserves effective December 31, 2024. Based on $360/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product[2] (Mt)	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.3	22.9	3.4	2.9	83
Probable Mineral Reserves	—	—	—	—	—
Total Mineral Reserves	5.3	22.9	3.4

IPNM—Summary of Potash Mineral Reserves effective December 31, 2023. Based on $360/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product[4] (Mt)	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.3	22.9	4.0	3.0	85
Probable Mineral Reserves	—	—	—	—	—
Total Mineral Reserves	5.3	22.9	4.0
1 In situ grade is the amount of K2O in the contact area of the caverns and is used to calculate the In-Place KCl.
[2] Product is calculated by multiplying In-Place KCl by: dissolution factor of 96%, areal recovery of 100%, geologic factor of 94.2%, plant recovery of 83%, cavern loss factor of 98%, a product purity factor of 103%, a bitterns loss factor of 88%, and a handling loss factor of 97%.

[3] Brine cutoff grade is the amount of K2O in the extracted brine necessary to cover the costs of production.
[4] Product is calculated by multiplying In-Place KCl by: dissolution factor of 96%, areal recovery of 100%, geologic factor of 94.2%, plant recovery of 85%, cavern loss factor of 98%, and a product purity factor of 103%, and a handling loss factor of 97%.

Mineral Reserves were prepared effective December 31, 2024, and 2023, by RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet, ROM = Run-of-Mine
We are not reporting any langbeinite reserves as of December 31, 2024, and December 31, 2023, only langbeinite resources because, in the opinion of the Qualified Person, none of the langbeinite resources are economically mineable.
Additional information regarding the methodology and key assumptions used to calculate the IPNM mineral reserve can be found in Section 12 of the technical report summary in Exhibit 96.1 to this Annual Report.
Internal Controls
IPNM has an internal protocol that provides for well‐defined, safe practices. IPNM has standard operating procedures ("SOP's") in place for logging and sampling core from underground and surface core drilling. According to the SOP’s, the geologist uses gamma ray to initially select the sample interval prior to prepping the sample for analysis. The samples are assayed at the on‐site laboratory. The site laboratory has the capability to conduct X‐ray Diffraction ("XRD"), Total Organic Carbon, and flame photometry laboratory techniques. The mineral analysis for all core and channel samples is analyzed with the XRD. A sample of approximately 300–500 grams is collected. The sample is split down to around 100 grams and run through a grinding mill to reduce the size down to approximately 100 mesh. A sample is weighed out to five grams and put into a micronizing mill that reduces the particle size to ~10 microns and pressed into a sample holder. The sample is inserted into the instrument and a diffraction pattern is retrieved. The diffraction pattern is then analyzed using the Rietveld refinement software, reporting weight percent of solid mineral in the sample. The sample preparation, security, and laboratory analytical procedures are conventional industry practice and are adequate for the reporting of resources and reserves.
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

Grand County
Operations Perimeter
UP/DRGW RR
26S 20E
26S 21E
Cavern 4
Solution Mine Caverns
Cavern 2
279
Cavern 1
Conventional Mineworkings
Cavern 3
Evaporation Ponds
San Juan County
Colorado River
N
W
E
S
Wendover
Salt Lake City
Utah
Moab
Site Location
27S 20E
27S 21E
0
0.5
1
Miles
Intrepid Potash, Inc.
Moab Mine
Grand and San Juan Counties
Utah, U.S.A

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
The Moab property is pledged as collateral for our revolving credit facility. We have various bonds in place totaling approximately $9.9 million. There are no other significant encumbrances to the Moab property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. As of December 31, 2024, the net book value of our material Moab property was $80.7 million. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the Moab property. The Moab property holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
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
Our lease with the federal government is for an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the federal government. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in the federal lease is five percent. In 2024, Moab made no royalty payments to the federal government.
Our Moab leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease stipulations, including the royalty payable to the State of Utah. Our Moab leases with the State of Utah are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all the Moab state leases as long as operations are conducted on any portion of these state leases. Our Moab leases with the State of Utah are currently extended until 2034 or so long as potash is being produced and stipulate royalty rates of five percent. In 2024, Moab paid $2.3 million of royalties to the State of Utah.
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
Mineral Resource and Reserves Comparison to Prior Year
RESPEC, a qualified firm and independent of Intrepid, prepared a technical report summary for our Moab material property as of December 31, 2023. We did not have any material changes to our mineral resources at December 31, 2024, compared to December 31, 2023, at our Moab material property. The technical report summary for the Moab material property as of December 31, 2023, is included with this Annual Report on Form 10-K.
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
The proportion of the mineral deposit that is considered a resource depends on the following key factors: deposit thickness, deposit grade, and geologic factors. Areas where a bed thickness and potassium oxide (K2O) grade do not meet a 3‐

foot and 18.95% K2O cutoff are excluded from the resource. The minimum thickness cutoff is used because sufficient recovery in thin beds by selective solution mining has not been demonstrated and because of difficulties in locating/maintaining horizontal holes within the bed. The grade cutoff of 18.95% K2O is used because of the difficulty in selective mining in beds with less than 30% KCl content.
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

Moab—Summary of Mineral Resources in Millions of Tons of Sylvinite in Place as of December 31, 2024, and 2023. Based on $450/product ton mine site
	Resources
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

Moab—Summary of Potash Mineral Reserves effective December 31, 2024. Based on $360/product ton mine site.
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product (Mt)[2]	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	3.0	28.6	2.2	2.5	83.0
Probable Mineral Reserves	0.4	28.9	0.3	2.5	83.0
Total Mineral Reserves	3.4	28.6	2.5

Moab—Summary of Potash Mineral Reserves effective December 31, 2023. Based on $360/product ton mine site.
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product (Mt)[2]	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	3.1	28.3	2.3	2.5	83.0
Probable Mineral Reserves	0.4	28.9	0.3	2.5	83.0
Total Mineral Reserves	3.5	28.4	2.6
1 In situ grade is the amount of K2O in the remaining pillars of old works and is used to calculate In-Place KCL.
[2] Product tons are calculated by multiplying the In-Place KCl by: dissolution factor of 89%, areal recovery of 100%, geologic factor of 94%, plant recovery of 83%, handling loss factor of 97.5%, and product purity of 104% (1/0.96).

[3] Brine cutoff grade is the amount of K2O in the extracted brine necessary to cover the cash costs of production.
Mineral Reserves were prepared effective December 31, 2023, by RESPEC, a qualified firm for the estimate and independent of Intrepid, and updated to December 31, 2024, by Intrepid to account for depletion that occurred due to 2024 mining operations.
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
The Wendover property is pledged as collateral for our revolving credit facility. The only other significant encumbrance are various surety bonds totaling $9.4 million to cover the cost of site reclamation. There are no other significant encumbrances to the property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. As of December 31, 2024, the net book value of our material Wendover property was $45.7 million. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the property. Wendover holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
Leases and Permits
We own approximately 57,500 acres of the Wendover site. The BLM and the State of Utah own approximately 34,000 acres of the Wendover site, which we lease (excluding lands used for highway and utility purposes).
We hold leases from the federal government that include 25,900 acres adjoining the Wendover property to the east. Our Wendover federal leases have an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the federal government. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in the federal leases is three percent. In 2024, Wendover made $0.2 million in royalty payments to the federal government.
The State of Utah owns several state land trust sections within the Wendover property site boundaries. We lease approximately 8,100 acres of property from the State of Utah under special use and mineral leases. The Wendover state leases are interspersed among our property and the Wendover federal leases. The Wendover state leases are for an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the State of Utah. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in our Wendover state leases is four percent. In 2024, Wendover made $0.1 million in royalty payments to the State of Utah.
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
Mineral Resource and Reserves Comparison to Prior Year
RESPEC, a qualified firm and independent of Intrepid, prepared a technical report summary for our Wendover material property as of December 31, 2023. We did not have any material changes to our mineral resources as December 31, 2024, compared to December 31, 2023, at our Wendover material property. The technical report summary for the Wendover material property as of December 31, 2023, is included with this Annual Report on Form 10-K.
Mineral Resource and Reserves
Overview
The ore resource model used to determine resources and reserves was created from a database of brine sampling data in 2007 and includes brine samples from the active mining horizon. The QP's most recent inspection was on May 19, 2021, and included the potash plant, evaporation ponds, wellheads, and ditches.
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

Wendover—Summary of Mineral Resources in Millions of Tons of Sylvinite as of December 31, 2024, and 2023. Based on $450/product ton mine site.
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

Wendover—Summary of Potash Mineral Reserves effective December 31, 2024. Based on $360/product ton mine site.
	Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product [3] (Mt)	Cutoff [4] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	813	0.5	1.7	0.3	85
Total Mineral Reserves	813	0.5	1.7	0.3

Wendover—Summary of Potash Mineral Reserves effective December 31, 2023. Based on $360/product ton mine site.
	Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product [3] (Mt)	Cutoff [4] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	832	0.5	1.7	0.3	85
Total Mineral Reserves	832	0.5	1.7	0.3
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
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and byproducts for the years ended December 31, 2024, 2023, and 2022.

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
Conventional Underground Mines
•Sylvite and langbeinite ore at our Carlsbad locations occurs in a stacked ore body containing at least ten different mineralized zones, seven of which contain proven and probable reserves.
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
AMAX/Horizon Mine
•The AMAX/Horizon mine was in continuous operation between 1952 and 1993. We acquired the potash leases associated with the AMAX/Horizon mine in October 2012 and we obtained state and federal permits in 2015 to utilize these leases for solution mining.
•In the third quarter of 2024, we started the permitting process to drill a sample well into the AMAX Cavern at HB in order to measure the brine chemistry of the existing cavern and determine if it is a viable solution mining opportunity. We expect to finish the sample well permitting process in the first quarter of 2025 with test well drilling taking place shortly thereafter. We expect to utilize the HB evaporation ponds and processing mill for the AMAX/Horizon mine. We expect to need additional updates to permits, including rights-of-way, if we decide to operate this facility.
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

Our Production of Potash and Trio®
    One product ton of potash contains approximately 0.60 tons of K2O when produced at our Moab and Wendover facilities and approximately 0.60 or 0.62 tons of K2O when produced at our HB facility. One product ton of langbeinite produced at our East facility contains approximately 0.22 tons of K2O. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2024, 2023, and 2022:

(tons in thousands)	Year Ended December 31,
	2024			2023			2022
	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product
Potash
HB	873	12.6%	136	717	11.3%	90	672	13.7%	114
Moab	500	16.4%	110	429	17.2%	95	504	16.9%	105
Wendover	307	13.2%	49	247	12.5%	39	296	13.6%	51
	1,680		295	1,393		224	1,472		270
Langbeinite
East	1,139	8.5%	251	1,285	7.3%	216	1,348	7.8%	226
Total Primary Products			546			440			496

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

ITEM 3.LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 15 of the Notes to Consolidated Financial Statements.
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

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol "IPI". As of February 28, 2025, we had 78 record holders of our common stock based upon information provided by our transfer agent.
Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones U.S. Basic Materials Index, and a peer group for the period beginning on December 31, 2019, through December 31, 2024, assuming an initial investment of $100 and the reinvestment of dividends. The peer group consisted of The Mosaic Company, Compass Minerals International, Inc., and Nutrien Ltd.

	IPI	Peer Group	S&P 500	Dow Jones U.S. Basic Materials
December 31, 2019	$100.00	$100.00	$100.00	$100.00
December 31, 2020	$89.11	$106.07	$118.39	$118.32
December 31, 2021	$157.68	$172.47	$152.34	$151.20
December 31, 2022	$106.53	$177.51	$124.73	$139.74
December 31, 2023	$88.15	$143.50	$157.48	$155.12
December 31, 2024	$80.89	$113.37	$196.85	$146.88

U.S. Dollars
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2019
2020
2021
2022
2023
2024
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
Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
October 1, 2024, through October 31, 2024	—	$—	—	$12,987,860
November 1, 2024, through November 30, 2024	—	$—	—	$12,987,860
December 1, 2024, through December 31, 2024	—	$—	—	$12,987,860
Total	—	$—	—	$12,987,860

1 Represents the dollar value of remaining availability under the $35 million share repurchase program approved by the Board of Directors in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. During 2024, we did not purchase any shares under the share repurchase program.

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
A discussion of the changes in our results of operations between the years ended December 31, 2023, and December 31, 2022, has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024, which is available free of charge on the SEC's website at www.sec.gov and our corporate website (www.intrepidpotash.com).
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
We also have certain land, water rights, federal grazing leases, and other related assets in southeast New Mexico. We refer to these assets and operations as "Intrepid South." Intrepid South generates revenue from sales of various oilfield related products and services, including but not limited to, water, brine, surface use and right-of-way agreements, a produced water royalty agreement, and caliche sales.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. For each of the years ended December 31, 2024, 2023, and 2022, a majority of our byproduct sales were accounted for in the potash segment.
Recent Developments
    In April 2024, our Board of Directors (the "Board") granted Robert P. Jornayvaz III, our Executive Chairman of the Board and Chief Executive Officer (the "CEO"), a medical leave of absence, while he recovered from a non-work related accident. Our Board appointed Matthew D. Preston, our Chief Financial Officer, as principal executive officer. Our Board also temporarily delegated all responsibilities of the Chairman of the Board to Barth Whitham, Lead Director. Our Board also appointed Hugh E. Harvey, our co-founder with Mr. Jornayvaz, to serve as a Class III director on the Board. On July 10, 2024, our Board announced that it was unlikely that Mr. Jornayvaz would return from his extended medical leave of absence and it had initiated a search process to identify a successor to Mr. Jornayvaz in the CEO role.
On September 30, 2024, Mr. Jornayvaz resigned as CEO and as a member of our Board. On November 26, 2024, our Board appointed Kevin S. Crutchfield as CEO of the Company and a member of the Board as a Class III director, in each case effective December 2, 2024.
On January 14, 2025, our Board increased the size of the Board from seven directors to eight directors, and the Board appointed Gonzalo Avendano as an additional independent director to the fill the vacancy created by the expansion of the Board and to serve as a Class I director of the Company.

Significant Business Trends and Activities
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from global disruptions. Given the dynamic nature of such disruptions, we cannot reasonably estimate the impacts of such disruptions, if any, on our financial condition, results of operations, liquidity, or cash flows in the future. We expect that any such disruptions may have a material effect on revenue growth, financial condition, liquidity, and overall profitability in future reporting periods. Please see further discussion under "Item 1A. Risk Factors."
We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
•Potash pricing and demand. Our average net realized sales price for potash decreased to $377 per ton in 2024 compared to $466 per ton in 2023 as global potash production improved back to 2021 levels leading to a more balanced global potash market. In January 2025, a winter-fill agricultural potash program was announced decreasing the list price for agricultural potash by $20 per ton to $315 per ton during a one-week order window, before the list price increased back to $340 per ton. Subscription under the fill program was generally positive, with most customers placing orders for the entirety of their first quarter needs. After the fill program and subsequent price increase, U.S potash prices are trading in line with global prices levels, supported by improving crop prices and a positive outlook on spring planting. Our price expectations could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases and the price and availability of other potassium products. As a smaller producer relative to the overall market, domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, currency fluctuations, tariffs, and crop commodity values and outlook, also influence pricing.
•Trio® pricing and demand. Our average net realized sales price for Trio® decreased to $311 per ton in 2024, compared to $321 per ton in 2023, as increasing sulfate values mostly offset declines in potassium pricing during the year. In January 2025, improving agricultural commodity prices led to strong early season demand and customers were willing to commit to the majority of their spring needs. Given the good demand and continued improvements in sulfate pricing, we increased our posted price for Trio® by $20 per ton in late January to $375 per ton, and expect to realize the higher price levels on tons shipped in the second quarter of 2025. Our ability to realize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases, and the price and availability of other potassium products.
Overall average net realized sales price per ton for Trio® will continue to be impacted by the percentage of international sales, particularly to offshore markets. Competition from lower cost alternatives and freight costs continues to negatively impact our average net realized sales price per ton to offshore markets. We plan to continue a price-over-volume strategy internationally by focusing on those international markets where we obtain the highest average net realized sales price per ton and thus the highest margin.
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
•Strategic Focus on our Solar Solution Mining Facilities. Key current and future projects include:
◦We successfully commissioned Phase Two of the HB Injection Pipeline Project in the third quarter of 2024. Since commissioning, our brine injection rates have averaged approximately 1,900 gallons per minute, which is 30% higher than the previous gallons per minute injection rate highs achieved in 2014.
◦We completed the construction of a new primary pond in Wendover in June 2024 and are in the process of filling the pond with brine. Similar to our caverns at the Moab and HB mines, the primary ponds at Wendover serve as the brine storage area, and adding another primary pond will help us meet our goals of maximizing brine availability, increasing brine grade, and improving production. We expect to see the production benefits of the new primary pond beginning in 2025 - 2026 production year.
◦HB AMAX Cavern - In the third quarter of 2024, we started the permitting process to drill a sample well into the AMAX Cavern at HB in order to measure the brine chemistry of the existing cavern. AMAX is the largest cavern in the HB system and is expected to serve as an expansion area to the original HB caverns which have been in service for over ten years. We are close to completing the permitting process and expect to drill the well in the second quarter of 2025.
•Water sales. Water sales decreased in 2024 to $13.6 million, compared to $15.2 million in 2023. The majority of our water sales are from Intrepid South, where we sell water through our truck station or directly to operators. In 2024, we supplied water for one drilling program during the third quarter which accounted for approximately $5.5 million, or 40%, of our total water sales. Due to the large drilling program, we purchased $3.6 million of water for resale during 2024, a $2.2 million increase compared to 2023. Overall, we have seen a trend towards larger frac operations on Intrepid South due to the increasing length and number of laterals drilled. These operations require significant amounts of water for a sustained period which has resulted in us relying more on third-party water to meet the needs of operators as we are unable to provide the volumes necessary with our own wells and pond infrastructure. While oil and gas activity remains strong in southeast New Mexico and on Intrepid South, we expect continued volatility in our water sales as the amount of water required varies between frac operations and the timing of operations is difficult to predict.
•Byproduct sales. Byproduct sales decreased to $25.3 million in 2024 compared to $30.6 million in 2023, driven primarily by a $5.6 million decrease in byproduct water sales as we increased the volume of water used for injection at our HB plant and we sold fewer barrels of water from our Caprock water rights. Magnesium chloride sales decreased $2.8 million compared to 2023, as limited snowfall events in the first half of 2024, combined with customers entering 2024 with high-levels of inventory of dust control magnesium chloride, reduced sales during the year. Byproduct brine sales into oil and gas markets in southeast New Mexico increased $2.6 million during 2024 as consistent oil and gas activity near our operations led to a 17% increase in barrels sold compared to the prior year.
•Other oilfield products and services. Our revenue from brine and other oilfield products and services, excluding water, recorded in our oilfield solutions segment decreased to $11.1 million in 2024, compared to $11.7 million in 2023, mainly driven by a $1.0 million decrease in surface use and right of way revenue at Intrepid South.
In the fourth quarter of 2024, we recorded impairment charges of $6.4 million mainly related to our frac sand opportunity and other oilfield related equipment as it is unlikely we will continue to pursue this opportunity as we focus on our core business. We still hold the necessary permits for the sand operation and believe the potential for a frac sand operation increases the overall value of Intrepid South.

Consolidated Results

(in thousands)	Year Ended December 31,
	2024	2023
Sales[1]	$254,694	$279,083

Cost of Goods Sold	$171,415	$187,278

Lower of cost or net realized value inventory adjustments	$3,957	$6,492

Gross Margin	$29,082	$36,846

Loss Before Income Taxes	(18,512)	(44,062)
Income Tax (Expense) Benefit	(194,333)	8,389
Net Loss	$(212,845)	$(35,673)

Average Net Realized Sales Price per Ton[2]
Potash	$377	$466
Trio®	$311	$321

1Sales include sales of byproducts which were $25.3 million and $30.6 million for the years ended December 31, 2024, and 2023, respectively.
2Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Years Ended December 31, 2024, and 2023
    Sales
Our total sales decreased $24.4 million, or 9% in 2024, compared to 2023, as potash segment sales decreased $31.1 million, partially offset by an increase of $3.2 million in Trio® segment sales and an increase of $3.4 million in oilfield solutions segment sales.
Our total potash segment sales decreased $31.1 million during 2024, compared to 2023, driven by a decrease of $30.9 million in potash sales. Our potash sales decreased as our potash average net realized sales price per ton decreased 19%, combined with a 7% decrease in tons of potash sold. Our average net realized sales price per potash ton decreased in 2024 compared to 2023, as the available supply of potash increased in 2024. We sold fewer tons of potash in 2024, compared to 2023, as we began 2024 with less inventory of potash to sell due to lower potash production from our HB and Wendover facilities during the second half of 2023. Potash production improved at our HB and Wendover facilities during 2024 compared to 2023, but annual production at our Wendover facility remains below its historical annual production level. Potash segment byproduct sales decreased $0.1 million in 2024 compared to 2023, as decreases in magnesium chloride and byproduct water sales were mostly offset by increases in brine water and salt sales.
Our total Trio® segment sales increased by $3.2 million during 2024 compared to 2023, driven by an increase of $8.4 million in Trio® sales, partially offset by a decrease of $5.2 million in Trio® segment byproduct sales. We sold 11% more tons of Trio® in 2024 compared to 2023, partially offset by a 3% decrease in our Trio® average net realized sales price per ton during 2024, compared to 2023. Our Trio® byproduct sales decreased as we did not sell any Trio® segment byproduct water in 2024, while we sold $5.3 million in Trio® segment byproduct water in 2023.
Our oilfield solutions segment sales increased by $3.4 million in 2024, compared to 2023, driven by an increase of $4.0 million in water sales, and an increase of $0.1 million in brine water sales, partially offset by a $0.7 million decrease in other products and services. Our oilfield solutions segment water revenues increased due to the completion of a large frac on Intrepid South during the third quarter of 2024. Demand for brine water sales remained strong in 2024 due to continued oil and gas activity in the Permian Basin near Intrepid South. Sales of our other products and services decreased in 2024, compared to

2023, due to a decrease in surface use and easement sales. Surface use and easement sales fluctuate based on the time of recognizing sales from the various performance obligations contained in the underlying agreements.
Cost of Goods Sold
Our total cost of goods sold decreased $15.9 million, or 8%, in 2024, compared to 2023. Our potash segment cost of goods decreased $13.5 million, or 14%, and our Trio® segment cost of goods sold decreased $4.3 million, or 6%, partially offset by an increase of $1.9 million, or 13%, in our oilfield solutions segment cost of goods sold.
Our potash segment cost of goods sold decreased 14% in 2024 compared to 2023, due to selling 7% fewer tons of potash in 2024, compared to 2023. In addition to selling fewer tons of potash in 2024, we produced 32% more tons of potash in 2024 compared to 2023, which lowered our per ton production costs. A significant portion of our production costs are fixed and an increase in the number of potash tons produced decreases our per ton production costs.
Our Trio® segment cost of goods sold decreased 6% in 2024 compared to 2023. We sold 11% more tons of Trio® in 2024 compared to 2023, but our weighted average carrying cost per ton of Trio® decreased as we incurred less production labor, natural gas, and depreciation expenses in 2024 compared to 2023. Trio® segment labor costs decreased as we operated fewer shifts in 2024 compared to 2023. Trio® segment depreciation expense decreased in 2024 compared to 2023 due to the impairment that was recorded in December 2023 for our Trio® segment assets. Trio® segment natural gas expenses decreased in 2024 compared to 2023, as natural gas prices spiked in early 2023 due to supply constraints in the western U.S. In addition, we produced 16% more tons of Trio® in 2024 compared to 2023. Because a significant portion of our production costs are fixed, an increase in tons produced reduces our production costs per ton.
Our oilfield solutions segment cost of goods sold increased 13% in 2024 compared to 2023, as we purchased more third-party water for resale in 2024 compared to 2023, to meet the demand for a large frac on Intrepid South.
Lower of Cost or Net Realizable Value ("NRV") Inventory Adjustments
During 2024, we recorded lower of cost or NRV inventory adjustments of $4.0 million as our weighted average carrying costs for certain potash products exceeded our expected selling price for those products. During the year ended December 31, 2023, we recorded lower of cost or NRV adjustments of $6.5 million as our weighted average carrying costs for certain potash and Trio® products exceeded our expected selling price for those products. As discussed above, during 2024 compared to 2023, our average net realized sales price per ton for potash and Trio® decreased but the amount of lower of cost or NRV inventory adjustments recorded was less in 2024 compared to 2023 because our weighted average carrying costs for potash and Trio® also decreased.
Gross Margin
Our gross margin percentage decreased to 11% in 2024, compared to 13% in 2023. The decrease was driven primarily by a decrease in sales revenue due to decreases in our average net realized sales price per ton for both potash and Trio®.
Selling and Administrative Expense
    Selling and administrative expenses increased $0.5 million or 2% in 2024 compared to 2023, as increases in severance and labor expenses were partially offset by decreases in stock compensation and legal expenses.
Impairment of Long-Lived Assets
During the year ended December 31, 2024, we recorded total impairment charges of $10.7 million. During the year ended December 31, 2023, we recorded total impairment charges of $43.3 million.
In 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. We engaged a third-party valuation firm to determine the fair value of our Trio® segment assets. The fair value of our Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. The carrying value of our Trio® segment asset group exceeded its fair value, and we recorded an impairment charge of $31.9 million. For any Trio® segment capital spending during 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $4.4 million.
In 2024, in our Oilfield Solutions Segment we recorded impairment charges of $6.4 million mainly related to our frac sand opportunity and other oilfield related equipment. Although we still hold the necessary permits for the sand operation, it is unlikely we will continue to pursue this opportunity as we focus on our core business. In 2023, we recorded impairment charges of $1.5 million related to certain assets in our Oilfield Solutions Segment, specifically certain water recycling equipment and an investment in a non-operating interest in an oil and gas investment.

In 2023 in our potash segment, we recorded an impairment charge of $9.9 million related to the assets at the West facility, which were placed in care and maintenance in 2016, and given the length of time since the assets were placed in care and maintenance, we engaged a third-party valuation firm to determine the fair value of the West assets. The fair value of the West assets was determined using the expected proceeds received in an orderly sale of the individual assets.
    Loss on Sale or Disposal of Assets
During 2024, we recorded a $2.0 million loss on the sale or disposal of assets in the normal course of business, compared to a loss of $0.8 million during 2023. Our loss on sale or disposal of assets in 2024 resulted from the sale of excess lay flat water tubing.
Other Operating Income
In 2024, we recognized other operating income of $5.2 million compared to $1.3 million in 2023. During 2024, we recognized $4.5 million in other operating income related to the Third Amendment to the Cooperative Development Agreement we signed with XTO in December 2023 that became effective in January 2024. As discussed in further detail in Note 9- Other Long-Term Deferred Income to the Consolidated Financial Statements, we are recognizing as other operating income the estimated transaction price associated with the Amendment on a straight-line basis over the term of the Amendment. Also in 2024, we recognized $0.7 million from various miscellaneous items as other operating income.
Other Operating Expense
    Other operating expense increased $2.6 million in 2024 compared to 2023, mainly due to recording an additional $1.9 million related to the potential underpayment of federal mineral royalties from 2012 through 2016.
    Income Tax
We recorded income tax expense of $194.3 million in 2024 as we increased our valuation allowance against our deferred tax assets by $199.0 million as we have concluded that it is more likely than not that our deferred tax assets will not be realized. The expense associated with increasing the valuation allowance was partially offset by the income tax benefit associated with our loss before income taxes. In 2023, we recorded an income tax benefit of $8.4 million as we incurred a loss before income taxes, which was partially offset by a $1.1 million increase in our valuation allowance.
Net Income
Our 2024 net income decreased $177.2 million to a net loss of $212.8 million. The decrease is due to the increase in the deferred tax assets valuation allowance, partially offset by decreased impairment expense recorded in 2024 compared to 2023.

Potash Segment Results

	Year Ended December 31,
(in thousands)	2024	2023
Sales[1]	$124,833	$155,920
Less: Freight costs	13,176	14,753
Warehousing and handling costs	6,306	5,957
Cost of goods sold	83,974	97,452
Lower of cost or net realized value inventory adjustments	3,957	2,709
Gross Margin	$17,420	$35,049
Depreciation, Depletion, and Amortization Incurred[2]	$27,955	$28,378
Potash Sales Volumes (tons in thousands)	240	258
Potash Production Volumes (tons in thousands)	295	224
Average Potash Net Realized Sales Price per Ton[3]	$377	$466
1Potash segment sales include byproduct sales which were $24.6 million and $24.7 million for the years ended December 31, 2024, and 2023, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Potash Segment Results for the Years Ended December 31, 2024, and 2023
    Our total potash segment sales in 2024 decreased $31.1 million, or 20%, compared to 2023, as potash sales recorded in the potash segment decreased 24% while potash segment byproduct sales were essentially unchanged.
Potash sales recorded in the potash segment decreased $31.0 million, or 24%, in 2024 compared to 2023, as our potash average net realized sales price per ton decreased 19%, combined with a 7% decrease in potash tons sold. Potash prices declined during 2024 as available global inventory increased compared to 2023. We sold fewer tons of potash in 2024 compared to 2023, as we began 2024 with less inventory of potash to sell due to lower potash production from our HB and Wendover facilities during the second half of 2023. Potash production improved at our HB and Wendover facilities in 2024 compared to 2023, but 2024 production from our Wendover facility remained below its historical production level.
Potash segment byproduct sales decreased $0.1 million, in 2024 compared to 2023, due to a $2.8 million decrease in byproduct magnesium chloride sales, partially offset by a $2.6 million increase in byproduct brine sales. Our byproduct magnesium chloride sales decreased in 2024 compared to 2023, due to mild winter weather which decreased demand for our deicing product in the first and fourth quarters of 2024, and we saw less demand from the dedust market impacting sales in the second and third quarters of 2024. Our byproduct brine sales increased due to continuing strong oil and gas activities near our facilities in New Mexico during 2024.
Potash cost of goods sold decreased $13.5 million, or 14%, in 2024, compared to 2023, due to a 7% decrease in potash tons sold and a decrease in our per ton production costs. Our per ton production costs decreased in 2024 compared to 2023, as we produced 32% more tons of potash during 2024 compared to 2023. A significant portion of our production costs are fixed and an increase in tons produced results in lower per ton production costs.
Potash segment freight expenses decreased 11% in 2024 compared to 2023, as we sold 7% fewer tons of potash. Our freight expense is impacted by the rates charged by carriers, geographic distribution of our products and by the proportion of customers arranging for and paying their own freight costs.
We produced 32% more tons of potash during 2024 compared to 2023, as production increased at all of our facilities, with the largest increase at our HB facility. The new extraction well placed in-service in June 2024 allowed us to extract high-grade brine from the Eddy Cavern of the HB mine, improving our overall brine grade into our pond system.
During 2024, we recorded $4.0 million in lower of cost or net realizable value inventory adjustments for certain potash products as our weighted average carry cost per ton exceeded our expected net realizable value per potash ton. While our weighted average carrying cost per ton decreased in 2024, average potash prices also declined in 2024. We recorded $2.7 million in lower of cost or net realizable value inventory adjustments for certain potash products during 2023.
Our potash segment gross margin decreased $17.6 million in 2024, compared to 2023, due to the $31.1 million decrease in potash segment sales.
Potash Segment - Additional Information
The table below shows our potash sales mix for 2024 and 2023.

	Year Ended December 31,
	2024	2023
Agricultural	74%	74%
Industrial	3%	3%
Feed	23%	23%

Trio® Segment Results

	Year Ended December 31,
(in thousands)	2024	2023
Sales[1]	$105,428	$102,182
Less: Freight costs	25,841	23,211
Warehousing and handling costs	5,169	4,875
Cost of goods sold	69,980	74,308
Lower of cost or net realized value inventory adjustments	—	3,783
Gross Margin (Deficit)	$4,438	$(3,995)
Depreciation, Depletion, and Amortization incurred[2]	$3,500	$6,288
Sales Volumes (tons in thousands)	254	228
Production Volumes (tons in thousands)	251	216
Average Net Realized Sales Price per Ton[3]	$311	$321
1Trio® segment sales include byproduct sales which were $0.7 million and $5.8 million for the years ended December 31, 2024, and 2023, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Trio® Segment Results for the Years Ended December 31, 2024, and 2023
    Our total Trio® segment sales increased $3.2 million, or 3%, in 2024 compared to 2023, as Trio® sales increased $8.4 million, or 9%, partially offset by a $5.2 million decrease, or 89%, in Trio® segment byproduct sales.
Our Trio® sales increased $8.4 million, or 9%, in 2024 compared to 2023, as we sold 11% more tons partially offset by a 3% decrease in our average net realized sales price per ton. Sales volumes increased in 2024 compared to 2023, as we sold more Trio® tons into row crop markets, particularly driven by the sulfate value of Trio®. Similar to potash prices discussed above, Trio® average net realized sales price per ton decreased in 2024 as potassium fertilizer supplies improved in 2024 compared to 2023.
Our Trio® segment byproduct sales decreased $5.2 million in 2024 compared to 2023, due to a decrease in Trio® segment byproduct water sales. We sold less Trio® segment byproduct water in 2024 compared to 2023, as we increased the volume of water used for injection at our HB plant and we sold fewer barrels of water from our Caprock water rights.

Trio® freight costs increased 11% in 2024 compared to 2023, related to an 11% increase in Trio® tons sold. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs. Generally, our Trio® freight expense is higher than our potash freight expense because we sell potash to regional customers located closer to our production facilities.
Our Trio® segment cost of goods sold decreased 6% in 2024 compared to 2023. We sold 11% more tons of Trio® in 2024 compared to 2023, but our weighted average carrying cost per ton of Trio® decreased as we incurred less production labor, natural gas, and depreciation expenses in 2024 compared to 2023. Trio® segment labor costs decreased as we operated fewer shifts in 2024 compared to 2023. Trio® segment depreciation expense decreased in 2024 compared to 2023 due to the impairment that was recorded in December 2023 for our Trio® segment assets. Trio® segment natural gas expenses decreased in 2024 compared to 2023, as natural gas prices spiked in early 2023 due to supply constraints in the western U.S. In addition, we produced 16% more tons of Trio® in 2024 compared to 2023. Because a significant portion of our production costs are fixed, an increase in tons produced reduces our production costs per ton.
In 2024, we did not record any lower of cost or net realizable value inventory adjustments. In 2023, we recorded $3.8 million in lower of cost or net realizable value inventory adjustments.
Our Trio® segment gross margin increased by $8.4 million in 2024 compared to 2023, due to the factors discussed above.
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
For any Trio® segment capital spending in 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded impairment charges of $4.4 million.
Trio® Segment - Additional Information
    The table below shows the percentage of total Trio® sales that were sold internationally in the past three years.

	United States	Export
For the year ended December 31, 2024	85%	15%
For the year ended December 31, 2023	86%	14%
For the year ended December 31, 2022	82%	18%
Oilfield Solutions Segment Results

	Year Ended December 31,
(in thousands)	2024	2023
Sales	$24,685	$21,310
Less: Cost of goods sold	17,461	15,518
Gross Margin	$7,224	$5,792
Depreciation, Depletion, and Amortization incurred	$4,431	$3,849

Oilfield Solutions Segment Results for the Years Ended December 31, 2024, and 2023
    Our oilfield solutions segment sales increased 16% in 2024 compared to 2023, driven by an increase of $4.0 million in water sales, and an increase of $0.1 million in brine water sales, partially offset by a $0.7 million decrease in sales of other products and services. Our oilfield solutions segment water sales increased due to the completion of a large frac on Intrepid South during the third quarter of 2024. Demand for brine water sales remained strong in 2024 due to continued oil and gas activity in the Permian Basin near Intrepid South. Our other products and services sales decreased in 2024 compared to 2023, due to a decrease in surface use and easement sales. Surface use and easement sales fluctuate based on the timing of recognizing sales from the various performance obligations contained in the underlying agreements.

Cost of goods sold increased 13% in 2024 compared to 2023, as we purchased more third-party water for resale to meet the demand for the large frac completed on Intrepid South.
Gross margin increased $1.4 million, or 25%, in 2024 compared to 2023, due to the factors described above.
Specific Factors Affecting Our Results
Sales
    Our gross sales are derived from the sales of potash, Trio®, water, salt, magnesium chloride, brine water and various other products and services. Total sales are determined by the quantities of product we sell and the sales prices we realize. For potash, Trio®, and salt, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on most of our potash, Trio®, and salt sales, but some customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. When we calculate our potash and Trio® average net realized sales price per ton, we deduct any freight costs included in sales before dividing by the number of tons sold. We believe the deduction of freight costs provides a more representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Freight rates have been increasing, and if we are unable to pass the increased freight costs on to the customer, our average net realized sales price per ton is negatively affected. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price per ton we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
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
    Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, and downtime. We expect that our labor and contract labor costs in Carlsbad, New Mexico will continue to be influenced most directly by the demand for labor in the local region where we compete for labor with another fertilizer company, companies in the oil and gas industry, and a nuclear waste processing and storage facility.
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. Our average royalty rate was 4.9%, 4.9%, and 4.8% in 2024, 2023, and 2022, respectively. In addition to royalties, we are also subject to resource and severance taxes in the state of New Mexico.
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
Income Taxes
We are a subchapter C corporation and are therefore, subject to U.S. federal and state income taxes on our taxable income. We recognize deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2024, we were in a cumulative three-year income position as a result of income generated during the year ended December 31, 2022. Since the 2022 income year will cease to be part of the cumulative three-year test in the next twelve months, we forecast that by the end of 2025, we will be in a three-year cumulative loss position which is significant negative evidence that is difficult to overcome when evaluating the realizability of our deferred tax assets. As a result, we have concluded a valuation allowance against our deferred tax assets of $202.2 million was required as of December 31, 2024. Our valuation allowance against our deferred tax assets was $3.2 million as of December 31, 2023.
Our effective tax rate for the years ended December 31, 2024, 2023, and 2022 was (1,049.8)%, 19.0%, and 25.2%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax, the need for a valuation allowance or release, and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the percentage depletion deduction and the expense for the estimated effect of the disallowed deduction for officers' compensation.
The effective tax rate for the year ended December 31, 2024, differs from the U.S. federal statutory rate primarily due to the change in the valuation allowance. The effective tax rate for the year ended December 31, 2023, differs from the U.S. federal statutory rate primarily due to the change in the valuation allowance.
During the year ended December 31, 2024, we recognized $146.5 million of deferred federal tax expense, $47.8 million of deferred state tax expense, and $0.1 million of current state income tax expense. During the year ended December 31, 2023, we recognized $8.5 million of deferred federal tax benefit, $0.1 million of deferred state tax expense and $0.1 million of current state income tax expense. For the year ended December 31, 2022, we recognized $19.4 million of deferred federal tax expense, $3.9 million of deferred state tax expense and $1.0 million of current state income tax expense.
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

Liquidity and Capital Resources
    Our operations have primarily been funded from cash on hand, cash generated by operations, and proceeds from financing activities, primarily debt offerings. During 2024, we generated $72.5 million in cash flows from operating activities, which included a $45 million cash payment received in January 2024 under the Third Amendment to the Cooperative Development Agreement with XTO, and we ended the year with $41.3 million of cash and cash equivalents, compared with $4.1 million at December 31, 2023.
As of December 31, 2024, we had $150.0 million available to borrow under our credit facility, no outstanding borrowings, and no outstanding letters of credit. With the remaining availability under our credit facility and expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.

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
    The following summarizes our cash flow activity for the years ended December 31, 2024, and 2023:

	Year ended December 31,
	2024	2023
	(In thousands)
Cash flows provided by operating activities	$72,495	$43,229
Cash flows used in investing activities	$(29,531)	$(59,554)
Cash flows (used in) provided by financing activities	$(5,717)	$1,892
    Our revolving credit agreement contains restrictions on our ability to declare and pay dividends. The terms of our credit facility prohibit us from declaring and paying a dividend unless availability under the credit facility after giving effect to the dividend and during a specified period before the dividend is more than $15 million.
Operating Activities
Total cash provided by operating activities for the year ended December 31, 2024, was $72.5 million, an increase of $29.3 million compared with the year ended December 31, 2023. The increase was mainly driven by a $45 million cash payment received in January 2024 under the Third Amendment to the Cooperative Development Agreement with XTO, partially offset by decreased potash and Trio® net realized sales prices.
Investing Activities
    Total cash used in investing activities decreased $30.0 million in 2024, compared to 2023, primarily a result of a $26.4 million decrease in additions to property, plant, equipment, and mineral properties compared to the prior year. Proceeds from the sale of property, plant, and equipment increased $4.7 million primarily due to proceeds received from the sale of water recycling equipment. Proceeds from the redemption/maturity of investments decreased $3.0 million in 2024, compared to 2023. In 2023, we invested $1.4 million of cash in investment grade, short-term debt instruments.
Financing Activities
    Total cash used in financing activities increased $7.6 million in 2024, as compared to 2023. Payments on borrowings on the credit facility (net of borrowings) increased $8.0 million compared to the prior year. Payments on financing lease obligations increased $0.3 million in 2024 compared to the prior year. Employee tax withholding paid for restricted shares upon vesting decreased $0.7 million in 2024 compared to the prior year.
Share Repurchase Program
In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases is at our sole discretion and is dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We made no repurchases of shares for the twelve months ended December 31, 2024, and 2023. For the twelve months ended December 31, 2022, we repurchased 608,657 shares with a total cost of $22.0 million, or a weighted average price per share of $36.17. As of December 31, 2024, we have approximately $13.0 million of remaining availability under the share repurchase program.
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
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the year ended December 31, 2024, we made no borrowings and $4.0 million in repayments under the facility. For the year ended December 31, 2023, we made $9.0 million in borrowings and made $5.0 million in repayments under the facility. As of December 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under the facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under the facility. We had $150.0 million available under the facility as of December 31, 2024.
    We were in compliance with the applicable covenants under the facility as of December 31, 2024.
Capital Investments
    During 2024, we paid cash of $38.7 million to acquire property, plant, equipment, and mineral properties.
We expect to make capital investments in 2025 of $36 million to $42 million with the majority of this spending being sustaining capital projects. We anticipate our 2025 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
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
In 2024, we recorded impairment charges for long-lived assets in our Trio® and oilfield solutions segments. The impairment charge equals the difference between the carrying value of the assets or asset group and the estimated fair value of the assets or asset group. We estimated the fair value of the assets using estimated proceeds received in an orderly sale of these assets. Estimated proceeds received in an orderly sale of an asset have a high degree of subjectivity and actual proceeds received in an orderly sale of assets may vary from the estimates used, which may result in further impairment charges.
Reserves and Resources
    We prepare our reserves and resources estimates in accordance with SEC requirements. We have prepared these reserve and resources estimates and they have been reviewed and independently determined by mine consultants. We express tons of potash and langbeinite in resources and reserves in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render resources and reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of resources and reserves. We updated our mineral reserves and resources as of December 31, 2024, for our HB facility and we updated our mineral reserves and resources as of December 31, 2023, for all our other facilities. We determined we do not have any mineral reserves at our East facility because the mineral deposit could not be economically extracted. All mineral deposits at our East facility are categorized as a mineral resource. A mineral reserve is defined as that part of a mineral deposit which can be economically and legally extracted. A mineral resource refers to a concentration or occurrence of material deposits of economic interest.
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
    Below is a reconciliation of average net realized sales price per ton for potash and Trio® to the most directly comparable GAAP measure for the years ended December 31, 2024, and 2023 (in thousands, except per ton amounts):

	Potash Segment
	2024	2023
Total Segment Sales	$124,833	$155,920
Less: Segment byproduct sales	24,634	24,714
Potash freight costs	9,675	10,911
Subtotal	$90,524	$120,295

Divided by:
Potash tons sold (in thousands)	240	258
Average net realized sales price per ton	$377	$466

	Trio® Segment
	2024	2023
Total Segment Sales	$105,428	$102,182
Less: Segment byproduct sales	655	5,838
Trio® freight costs	25,841	23,211
Subtotal	$78,932	$73,133

Divided by:
Trio® Tons sold (in thousands)	254	228
Average net realized sales price per ton	$311	$321

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
Interest Rate Fluctuations
Balances outstanding under the amended $150 million credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries. As of December 31, 2024, we had no borrowings outstanding on this facility and no outstanding letters of credit under the facility.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Realizability of deferred tax assets
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company records a valuation allowance if it is deemed more likely than not deferred tax assets will not be realized in full. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, their ability to carry back the deferred tax assets, projected future taxable income, and tax planning strategies. The Company analyzes its valuation allowance using historical and projected future operating results. As of December 31, 2024, the Company recorded a full valuation allowance of $202.2 million against their deferred tax assets.
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
Denver, Colorado
March 4, 2025

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$41,309	$4,071
Short-term investments	989	2,970
Accounts receivable:
Trade, net	22,465	22,077
Other receivables, net	763	1,470
Inventory, net	112,968	114,252
Other current assets	5,269	7,200
Total current assets	183,763	152,040
Property, plant, equipment, and mineral properties, net	344,338	358,249
Water rights	19,184	19,184
Long-term parts inventory, net	33,775	30,231
Long-term investments	3,571	6,627
Other assets, net	9,889	8,016
Non-current deferred tax asset, net	—	194,223
Total Assets	$594,520	$768,570

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$8,616	$12,848
Accrued liabilities	9,483	14,061
Accrued employee compensation and benefits	9,842	7,254
Other current liabilities	10,062	12,401
Total current liabilities	38,003	46,564

Advances on credit facility	—	4,000
Asset retirement obligation	32,354	30,077
Operating lease liabilities	780	741
Finance lease liabilities	1,838	1,451
Deferred other income, long-term	45,489	—
Other non-current liabilities	1,664	1,309
Total Liabilities	120,128	84,142

Commitments and Contingencies

Common stock, $0.001 par value; 40,000,000 shares authorized:
and 12,908,078 and 12,807,316 shares outstanding
at December 31, 2024 and 2023, respectively	14	13
Additional paid-in capital	668,445	665,637
(Accumulated deficit) retained earnings	(172,055)	40,790
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	474,392	684,428
Total Liabilities and Stockholders' Equity	$594,520	$768,570
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Sales	$254,694	$279,083	$337,568
Less:
Freight costs	38,765	37,635	34,137
Warehousing and handling costs	11,475	10,832	9,747
Cost of goods sold	171,415	187,278	152,276
Lower of cost or net realizable value inventory adjustments	3,957	6,492	—
Gross Margin	29,082	36,846	141,408

Selling and administrative	32,966	32,423	31,799
Accretion of asset retirement obligation	2,489	2,140	1,961
Impairment of long-lived assets	10,708	43,288	—
Loss on sale or disposal of assets	1,952	807	7,470
Other operating income	(5,215)	(1,329)	(1,465)
Other operating expense	6,040	3,486	6,203
Operating (Loss) Income	(19,858)	(43,969)	95,440

Other Income (Expense)
Equity in (loss) earnings of unconsolidated entities	(299)	(486)	689
Interest expense, net	(112)	—	(101)
Interest income	1,712	298	176
Other income	45	95	305
(Loss) Income Before Income Taxes	(18,512)	(44,062)	96,509

Income Tax (Expense) Benefit	(194,333)	8,389	(24,289)
Net (Loss) Income	$(212,845)	$(35,673)	$72,220

Weighted Average Shares Outstanding:
Basic	12,880,026	12,760,937	13,151,752
Diluted	12,880,026	12,760,937	13,452,233
(Loss) Income Per Share:
Basic	$(16.53)	$(2.80)	$5.49
Diluted	$(16.53)	$(2.80)	$5.37
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated) Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	13,149,315	$13	$—	$659,147	$4,243	$663,403
Net income	—	—	—	—	72,220	72,220
Stock-based compensation	—	—	—	6,152	—	6,152
Purchase of treasury stock	(608,657)	—	(22,012)	—	—	(22,012)
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	136,446	—	—	(4,795)	—	(4,795)
Exercise of stock options	10,718	—	—	110	—	110
Balance, December 31, 2022	12,687,822	13	(22,012)	660,614	76,463	715,078
Net loss	—	—	—	—	(35,673)	(35,673)
Stock-based compensation	—	—	—	6,534	—	6,534
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	119,494	—	—	(1,511)	—	(1,511)
Balance, December 31, 2023	12,807,316	13	(22,012)	665,637	40,790	684,428
Net loss	—	—	—	—	(212,845)	(212,845)
Stock-based compensation	—	—	—	3,583	—	3,583
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	100,762	1	—	(775)	—	(774)
Balance, December 31, 2024	12,908,078	$14	$(22,012)	$668,445	$(172,055)	$474,392

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (loss) income	$(212,845)	$(35,673)	$72,220
Depreciation, depletion, and amortization	37,361	39,078	34,711
Amortization of intangible assets	328	322	322
Accretion of asset retirement obligation	2,489	2,140	1,961
Amortization of deferred financing costs	301	301	265
Stock-based compensation	3,583	6,534	6,152
Reserve for obsolescence	1,843	509	1,750
Allowance for doubtful accounts	120	110	—
Impairment of long-lived assets	10,708	43,288	—
Loss on disposal of assets	1,952	807	7,470
Unrealized loss on equity investment	266	—	—
Equity in earnings of unconsolidated entities	299	486	(689)
Distribution of earnings from unconsolidated entities	—	452	—
Lower of cost or net realizable value inventory adjustments	3,957	6,492	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(508)	4,550	8,673
Other receivables, net	642	(701)	140
Inventory, net	(10,833)	(11,861)	(33,283)
Other current assets	(362)	(3,857)	191
Deferred tax assets, net	194,223	(8,471)	23,323
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(3,519)	(3,716)	(3,596)
Operating lease liabilities	(1,419)	(1,735)	(2,025)
Deferred other income	42,744	5,000	—
Other liabilities	1,165	(826)	(28,764)
Net cash provided by operating activities	72,495	43,229	88,821

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(38,706)	(65,060)	(68,696)
Additions to intangible assets	(200)	—	—
Proceeds from sale of property, plant, equipment, and mineral properties	4,839	125	58
Purchase of investments	—	(1,415)	(13,047)
Proceeds from redemptions/maturities of investments	3,000	6,000	2,506
Other investing, net	1,536	796	—
Net cash used in investing activities	(29,531)	(59,554)	(79,179)

Cash Flows from Financing Activities:
Proceeds from borrowings on credit facility	—	9,000	—
Repayments of borrowings on credit facility	(4,000)	(5,000)	—
Payments of financing leases	(942)	(597)	—
Capitalized debt costs	—	—	(1,007)
Employee tax withholding paid for restricted shares upon vesting	(775)	(1,511)	(4,795)
Repurchases of common stock	—	—	(22,012)
Proceeds from exercise of stock options	—	—	110
Net cash (used in) provided by financing activities	(5,717)	1,892	(27,704)

Net Change in Cash, Cash Equivalents, and Restricted Cash	37,247	(14,433)	(18,062)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	4,651	19,084	37,146
Cash, Cash Equivalents, and Restricted Cash, end of period	$41,898	$4,651	$19,084

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$503	$411	$113
Income taxes	$9	$179	$1,015
Accrued purchases for property, plant, equipment, and mineral properties	$1,877	$4,578	$8,532
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
We also have certain land, water rights, federal grazing leases, and other related assets in southeast New Mexico. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to a customer's operations in the oil and gas industry.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sales of byproducts as revenue in the potash or Trio® segment, based on which segment generates the byproduct. For each of the years ended December 31, 2024, 2023, and 2022, a majority of our byproduct sales were accounted for in the potash segment.
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
    Parts inventory, including critical spares not expected to be used within a period of one year, is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost. Detailed reviews are performed related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors. Parts inventories that have not turned over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and, if deemed appropriate, are included in the determination of an allowance for obsolescence.
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
Recently Adopted Accounting Standards—In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). This new guidance: (i) introduces a requirement to disclose significant segment expenses regularly provided to the chief operating decision maker ("CODM"), (ii) extends certain annual disclosures to interim periods, (iii) clarifies disclosure requirements for single reportable segment entities, (iv) permits more than one measure of segment profit or loss to be reported under certain conditions, and (v) requires disclosure of the title and position of the CODM. The adoption of this standard did not have an impact on our results of operations, cash flows and financial condition, but resulted in additional disclosures for our reportable segments.
Pronouncements Issued But Not Yet Adopted—In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" (ASU 2024-03"). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the guidance and expect it to only impact disclosures with no impact to results of operations, cash flows and financial condition.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold, certain disclosures of state versus federal income tax expenses and taxes paid. ASC 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the guidance and expect it to only impact disclosures with no impact to results of operations, cash flows and financial condition.
Reclassifications of Prior Period Presentation—Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 3— EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. For purposes of determining diluted earnings per share, basic weighted-average common shares outstanding is adjusted to include potentially dilutive securities, including restricted stock, stock options, and performance units. The treasury-stock method is used to measure the dilutive impact of potentially dilutive shares. Potentially dilutive shares are excluded from the diluted weighted-average shares outstanding computation in periods in which they have an anti-dilutive effect. The following table shows the calculation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(212,845)	$(35,673)	$72,220

Basic weighted average common shares outstanding	12,880	12,761	13,152
Add: Dilutive effect restricted common stock	—	—	191
Add: Dilutive effect of stock options outstanding	—	—	109
Diluted weighted average common shares outstanding	12,880	12,761	13,452

(Loss) earnings per share:
Basic	$(16.53)	$(2.80)	$5.49
Diluted	$(16.53)	$(2.80)	$5.37

The following table shows anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2024	2023	2022
Anti-dilutive effect of restricted shares and units	287	348	63
Anti-dilutive effect of stock options outstanding	273	273	—

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the consolidated statements of cash flows are included in the following accounts at December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$41,309	$4,071	$18,514
Restricted cash included in "Other current assets"	25	25	25
Restricted cash included in "Other assets, net"	564	555	545
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$41,898	$4,651	$19,084
     Restricted cash included in "Other assets, net" on the balance sheet at December 31, 2024, 2023, and 2022 represents amounts whose use is restricted by contractual agreements with the BLM or the states of Utah and New Mexico as security to fund future reclamation obligations at our sites. Restricted cash included in "Other current assets" on the Consolidated Balance Sheets at December 31, 2024, 2023, and 2022 represents cash deposits with supply vendors.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2024, and 2023, respectively (in thousands):

	December 31,
	2024	2023
Finished goods product inventory	$68,197	$66,033
In-process inventory	28,329	28,044
Total product inventory	96,526	94,077
Current parts inventory, net	16,442	20,175
Total current inventory, net	112,968	114,252
Long-term parts inventory, net	33,775	30,231
Total inventory, net	$146,743	$144,483
During the year ended December 31, 2024, we recorded $4.0 million in charges for lower of weighted average cost or estimated net realizable value on our finished goods product inventory. During the year ended December 31, 2023, we recorded $6.5 million in charges for lower of weighted average cost or estimated net realizable value on our finished goods product inventory. During the year ended December 31, 2022, we recorded no charges for lower of weighted average cost or estimated net realizable value on our finished goods product inventory.
Parts inventories are shown net of any required allowances. During the years ended December 31, 2024, 2023, and 2022, we recorded reserves for obsolete parts inventory of $1.8 million, $0.5 million, and $1.8 million, respectively.

Note 6— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	December 31,
	2024	2023
Land	$24,136	$24,136
Ponds and land improvements	95,787	91,333
Mineral properties and development costs	161,826	159,775
Buildings and plant	95,439	90,150
Machinery and equipment	318,545	297,494
Vehicles	8,152	7,332
Office equipment and leasehold improvements	10,613	10,150
Operating lease ROU assets	4,571	5,274
Breeding stock	277	315
Construction in progress	6,423	23,942
Total property, plant, equipment, and mineral properties, gross	$725,769	$709,901
Less: accumulated depreciation, depletion, and amortization	(381,431)	(351,652)
Total property, plant, equipment, and mineral properties, net	$344,338	$358,249
We incurred the following expenses for depreciation, depletion, and amortization of ROU assets, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation	$31,390	$34,307	$29,805
Depletion	4,627	3,190	3,168
Amortization of ROU assets	1,344	1,581	1,738
Total incurred	$37,361	$39,078	$34,711

During the years ended December 31, 2024, and 2023, we recorded total impairment charges of $10.7 million and $43.3 million, respectively, as discussed in more detail below. During the year ended December 31, 2022, we recorded no impairment charges.
In the fourth quarter of 2023, given the decrease in our gross margin for our Trio® segment we determined that sufficient indicators of potential impairment of our Trio® segment long-lived assets existed. We performed a recoverability test and determined that the carrying value of our Trio® segment long-lived assets was not recoverable. We engaged a third-party valuation firm to determine the fair value of our Trio® segment assets. The fair value of our Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. The carrying value of our Trio® segment asset group exceeded its fair value, and we recorded an impairment charge of $31.9 million during the fourth quarter of 2023. For any Trio® segment capital spending during 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $4.4 million.
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

In 2024, in our Oilfield Solutions Segment we recorded impairment charges of $6.4 million mainly related to our frac sand opportunity and other oilfield related equipment based on an expected selling price of the assets. Although we still hold the necessary permits for the sand operation, it is unlikely we will continue to pursue this opportunity as we focus on our core business. During 2023, we recorded impairment charges of $1.5 million related to certain assets in our Oilfield Solutions Segment, specifically certain water recycling equipment and an investment in a non-operating interest in an oil and gas investment.
Note 7— LEASES
    We determine if an arrangement is a lease or contains a lease at inception. We have operating leases for mining equipment, trucks, rail cars, and office space. Our operating leases have remaining leases terms ranging from less than one year to seven years. Our finance leases have remaining terms ranging from two years to five years. Leases recorded on the balance sheet consist of the following (amounts in thousands):

Leases	Classification on the Balance Sheet	Balance, December 31, 2024	Balance, December 31, 2023
Assets
Operating lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$1,437	$2,031
Finance lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$2,934	$2,609
Liabilities
Current operating lease liabilities	Other current liabilities	$679	$1,387
Current finance lease liability	Other current liabilities	$951	$961
Non-current operating lease liabilities	Operating lease liabilities	$780	$741
Non-current finance lease liabilities	Finance lease liabilities	$1,838	$1,451

    Other information related to lease term and discount rate is as follows:

	December 31,
	2024	2023
Weighted average remaining lease term - operating leases	3.9 years	1.7 years
Weighted average remaining lease term - finance leases	3.0 years	2.3 years

Weighted average discount rate - operating leases	7.0%	5.7%
Weighted average discount rate - finance leases	7.6%	8.5%

    The components of lease expense are as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$1,443	$1,667	$1,904
Short-term lease expense	79	122	150
Total lease expense	$1,522	$1,789	$2,054

    Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,516	$1,724
Operating cash flows from finance leases	185	139
Financing cash flows from finance leases	942	597

Right-of-Use Assets exchanged for new operating lease liabilities	751	48
Right-of-Use Assets exchanged for new finance lease liabilities	1,562	3,009

    As of December 31, 2024, maturities of lease liabilities are summarized as follows (amounts in thousands):

Years Ending December 31,	Operating Leases	Finance Leases	Total
2025	$756	$1,132	$1,888
2026	252	1,015	1,267
2027	178	439	617
2028	138	413	551
2029	138	159	297
Thereafter	230	—	230
Total future minimum lease payments	$1,692	3,158	4,850
Less - amount representing interest	233	369	602
Present value of future minimum lease payments	$1,459	2,789	4,248
Less - current lease obligations	679	951	1,630
Long-term lease obligations	$780	$1,838	$2,618

Note 8— INTANGIBLE ASSETS
We have water rights, recorded at $19.2 million at December 31, 2024, and 2023. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
We have other intangible assets recorded at $6.6 million and $6.4 million as of December 31, 2024, and 2023, respectively. We account for the other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. As of December 31, 2024, the weighted-average remaining amortization period for the other intangible assets was 14.6 years. These intangible assets are included in "Other assets, net" on the consolidated balance sheets.
As of December 31, 2024, and December 31, 2023, we have the following amounts recorded for intangible assets (amounts in thousands):

	December 31, 2024		December 31, 2023
Finite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Produced water disposal royalty agreements	$2,694	$(765)	$2,694	$(630)
Surface damage and easement agreements	3,723	(1,058)	3,723	(871)
Other intangibles	200	(7)	—	—
Total	$6,617	$(1,830)	$6,417	$(1,501)

Indefinite-lived intangible assets:
Water rights	$19,184		$19,184
    Total amortization of intangible assets for the years ended December 31, 2024, 2023, and 2022 was $0.3 million. We estimate the annual amortization expense of intangible assets will be $0.3 million for each of the next five years.

Note 9— OTHER LONG-TERM DEFERRED INCOME
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
For the year ended December 31, 2024, we recorded other operating income of $4.5 million from the Amendment. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable for the amount of the Access Fee that we earned during the year ended December 31, 2024 of $2.3 million, which is included in "Other Assets" on the Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the year ended December 31, 2024, we reduced the "Deferred other income, long-term" liability recorded on our Consolidated Balance Sheets.
As of December 31, 2024, we had $2.3 million recorded in "Other current liabilities," and $45.5 million recorded in "Deferred other income, long-term" on the Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2023, we had $5.0 million recorded in "Other current liabilities," and zero recorded in "Deferred other income, long-term" on the Consolidated Balance Sheets.

Note 10— DEBT
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
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the year ended December 31, 2024, we made no borrowings and made $4.0 million in repayments under the facility. For the year ended December 31, 2023, we made $9.0 million in borrowings and made $5.0 million in repayments under the facility. For the year ended December 31, 2022, we made no borrowings and made no repayments under the facility. As of December 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under the facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under the facility. As of December 31, 2022, we had no borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. We had $150.0 million available under the facility as of December 31, 2024.
We were in compliance with the applicable covenants under the facility as of December 31, 2024.
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.7 million, $0.8 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
    Amounts included in interest expense for the years ended December 31, 2024, 2023, and 2022 (in thousands) are as follows:

	Year ended December 31,
	2024	2023	2022
Interest expense on borrowings	$182	$275	$—
Commitment fee on unused credit facility	229	226	155
Amortization of deferred financing costs	301	301	265
Gross interest expense	712	802	420
Less capitalized interest	600	802	319
Interest expense, net	$112	$—	$101

Note 11— ASSET RETIREMENT OBLIGATION
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
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Asset retirement obligation, at beginning of period	$30,359	$26,864	$27,024
Liabilities settled	—	(197)	(1,533)
Liabilities incurred	524	—	297
Changes in estimated obligations	(423)	1,552	(885)
Accretion of discount	2,489	2,140	1,961
Total asset retirement obligation, at end of period	$32,949	$30,359	$26,864
Less current portion of asset retirement obligation	$(595)	$(282)	$(300)
Long-term portion of asset retirement obligation	$32,354	$30,077	$26,564
    We estimate approximately $5.6 million in asset retirement payments may occur in the next five years.

Note 12— REVENUE
Revenue Recognition—Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
    Contract Balances—As of December 31, 2024, and 2023, we had $2.4 million and $2.3 million of contract liabilities, respectively, of which $0.8 million and $1.0 million were current as of December 31, 2024, and 2023, respectively, and included in "Other current liabilities" on the consolidated balance sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
As of December 31, 2021, our contract liability balance primarily consisted of prepayments from a customer for future water deliveries under the terms of a water sales agreement. In August 2022, our customer notified us that they were terminating the water sales agreement and in September 2022 we refunded the customer's prepayment balance of $32.6 million.
Our contract liability activity for the years ended December 31, 2024, 2023, and 2022 is shown below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,303	$2,374	$33,788
Additions	1,701	1,030	1,823
Refund of prepayments	—	—	(32,579)
Recognized as revenue during period from the beginning balance	(1,573)	(1,101)	(658)
Ending balance	$2,431	$2,303	$2,374

    Disaggregation of Revenue—The table below shows the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the years ended December 31, 2024, 2023, and 2022. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Year Ended December 31, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$100,199	$—	$—	$(252)	$99,947
Trio®	—	104,773	—	—	104,773
Water	—	—	13,602	—	13,602
Salt	12,378	655	—	—	13,033
Magnesium Chloride	5,324	—	—	—	5,324
Brines	6,932	—	4,204	—	11,136
Other	—	—	6,879	—	6,879
Total Revenue	$124,833	$105,428	$24,685	$(252)	$254,694

	Year Ended December 31, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$131,206	$—	$—	$(329)	$130,877
Trio®	—	96,344	—	—	96,344
Water	297	5,316	9,569	—	15,182
Salt	11,973	522	—	—	12,495
Magnesium Chloride	8,161	—	—	—	8,161
Brines	4,283	—	4,056	—	8,339
Other	—	—	7,685	—	7,685
Total Revenue	$155,920	$102,182	$21,310	$(329)	$279,083

	Year Ended December 31, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$168,571	$—	$—	$(304)	$168,267
Trio®	—	113,962	—	—	113,962
Water	1,637	3,302	17,510	—	22,449
Salt	11,270	562	—	—	11,832
Magnesium Chloride	6,472	—	—	—	6,472
Brines	3,428	—	2,670	—	6,098
Other	—	—	8,488	—	8,488
Total Revenue	$191,378	$117,826	$28,668	$(304)	$337,568

Note 13— COMPENSATION PLANS
Cash Bonus Programs—We use cash bonus programs under which our employees may be eligible to receive cash bonuses based on corporate, department, location, or individual performance or other events or accomplishments. We accrue cash bonus expense related to the current year's performance and we expect to pay in March 2025 a cash bonus to our employees under our 2024 bonus program. We met certain performance metrics related to our 2023 cash bonus program and paid a cash bonus in March 2024. We met certain performance metrics related to our 2022 cash bonus program and paid a cash bonus in March 2023.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued restricted shares, common stock, restricted stock units, and non-qualified stock option awards under the Plan. As of December 31, 2024, 319,035 restricted shares, 111,285 restricted stock units, and options to purchase 273,206 shares of common stock were outstanding. As of December 31, 2024, approximately 0.8 million shares of common stock remained available for issuance under the Plan. Total compensation expense related to the Plan was $3.6 million, $6.5 million, and $6.2 million, for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $6.7 million of total remaining unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.9 years. When restricted shares and performance units vest and when stock options are exercised, new shares are issued and considered outstanding for financial statement purposes.
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
In 2024, the Compensation Committee granted an aggregate of 196,809 restricted shares to executives and key employees under the Plan as part of either our annual equity award program, to new employees or to employees that assumed additional responsibilities during the year. The awards vest over three years, subject to continued service. In May 2024, the Compensation Committee granted an aggregate of 20,739 shares of restricted shares to non-employee members of the Board of Directors. The restricted shares vest one year after the date of the grant, subject to continued service. In September 2024, the Compensation Committee granted special one-time grants of an aggregate of 6,282 shares of restricted stock to non-employee directors as additional compensation, which will vest on the earlier of the date a member of the Board resigns, May 25, 2025, or the day before the 2025 Annual Meeting of Stockholders.
In 2023, the Compensation Committee granted 130,975 restricted shares to executives and key employees under the Plan as part of our annual equity award program. The awards vest over three years, subject to continued employment or service. The Compensation Committee granted an aggregate 22,226 restricted shares to non-employee members of the Board of Directors in 2023. The restricted shares vest one year after the date of grant, subject to continued service.
In 2022, the Compensation Committee granted in aggregate 53,202 restricted shares to executives and key employees under the Plan as part of our annual equity award program. The awards vest over three years, subject to continued service. The Compensation Committee also granted an aggregate 6,635 restricted shares to non-employee members of the Board of Directors in 2022. The restricted shares vest one year after the date of grant, subject to continued service.
We use the closing price of our common stock on the grant date as the grant date fair value for these awards. We record compensation expense monthly using the straight-line recognition method over the vesting period of the award. The weighted-average grant date fair value per share for restricted shares with service conditions issued in 2024, 2023, and 2022 was $22.46, $25.11, and $66.07, respectively.
•Restricted Shares with Service and Market Conditions— Under the Plan in March 2024, the Compensation Committee granted restricted shares of common stock with service and market conditions to certain members of our executive team as part of their annual compensation package. The grants vest over three years from the grant date if the average share closing price for 20 consecutive days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the average closing share price for 20 consecutive days has not met one or more applicable price achievement goals on or before March 17, 2027. All share price achievement goals for these awards have been met as of December 31, 2024, and the shares will vest on the grant date anniversary in 2025, 2026, and 2027.
Under the Plan in March 2023, the Compensation Committee granted restricted shares of common stock with service and market conditions to certain members of our executive team as part of their annual compensation package. The grants vest over three years from the grant date if the average share closing price for 20 consecutive days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the average closing share price for 20 consecutive days has not met one or more applicable price achievement goals on or before March 17, 2026. The share price achievement goals for these awards have not been met as of December 31, 2024.
Under the Plan in March 2023, the Compensation Committee also granted restricted shares of common stock with service and market conditions to our former chief executive officer as part of his annual compensation package. On September 30, 2024, our chief executive officer resigned from all positions with the Company and its subsidiaries and affiliates, and all unvested shares of restricted stock of common stock granted under this award were forfeited.
Under the Plan in March 2022, the Compensation Committee granted restricted shares of common stock with service and market conditions to certain members of our executive team as part of their annual compensation package. The grants vest over three years from the quarter ended in which the volume-weighted average share closing price for 20 consecutive days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive days has not met one or more applicable price achievement goals on or before March 17, 2025. The share price achievement goals of these awards were met in 2022, and 1,737 shares vested in 2024.
Under the Plan in March 2022, the Compensation Committee granted restricted shares of common stock with service and market conditions to our former chief executive officer as part of his annual compensation package. This grant vested over two years from the quarter ended in which the volume-weighted average share closing price for 20 consecutive trading days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before March 17, 2026. The share price achievement goals of these awards were met in 2022, and 14,513 shares vested in June 2024.
We used a Monte Carlo simulation valuation model to estimate the fair value of these awards on the grant date. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award. The weighted-average grant date fair value per share of restricted shares with service and market conditions issued in 2024, 2023, and 2022, was $17.80, $24.96, and $62.32, respectively.
Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted-average grant date fair market value of restricted stock with service and market conditions granted in 2024, 2023, and 2022:

	2024	2023	2022
Closing stock price on grant date	$19.37	$26.05	$66.33
Risk free interest rate	4.5%	3.6%	2.2%
Dividend yield	—%	—%	—%
Estimated volatility	67.6%	82.9%	79.8%
Expected life	3.0 years	3.8 years	6.0 years

A summary of all activity relating to our restricted shares for the year ended December 31, 2024, is presented below:

		Weighted Average Grant-Date Fair Value
	Shares
Restricted shares of common stock, beginning of period	340,924	$36.98
Granted with service only condition	223,830	$22.46
Granted with service and market conditions	32,299	$17.80
Vested, service only condition	(97,377)	$20.82
Vested, service and market conditions	(41,291)	$49.04
Forfeited, service only condition	(53,875)	$32.29
Forfeited, service and market conditions	(85,475)	$28.72
Restricted shares of common stock, end of period	319,035	$31.23

Restricted Stock Units with Service and Market Conditions
In November 2024, the Board of Directors (the "Board") appointed a new chief executive officer and in connection with that appointment, in December 2024, the new chief executive officer was granted two restricted stock unit (“RSU”) awards. Both of the RSU awards contain a service condition and a market condition, with one RSU award containing an absolute total stockholder return (“TSR”) market condition (referred to as the “aTSR") and the other RSU award containing a relative TSR market condition (referred to as the “rTSR”). Under both the aTSR and rTSR awards, any RSUs that vest shall be settled through the issuance of an equal number of shares of our common stock as soon as administratively practicable.
Under the terms of the aTSR award, up to 19,575 RSUs may be earned based on the achievement of certain absolute TSR hurdles on or prior to December 31, 2028. If a TSR hurdle is achieved on or before the one-year anniversary of the grant date, the RSUs earned will vest in three equal installments on the one-, two-, and three-year anniversaries of the grant date. If any TSR hurdles are achieved after the one-year anniversary of the grant date but before the two-year anniversary of the grant date, one-third of the RSUs earned will vest immediately and the remaining earned RSUs will vest equally on the two- and three-year anniversaries of grant date. For any TSR hurdles met after the two-year anniversary of the grant date, two-thirds of the RSU's earned will vest immediately and one third will vest on the third-year anniversary of the grant date. If a TSR hurdle is achieved after the three-year anniversary of the grant date and on or prior to December 31, 2028, the RSUs earned will vest immediately. Any RSUs that have not been earned as of December 31, 2028, are forfeited. RSUs under the aTSR award do not have any stockholder rights of holders of shares of common stock.
Under the terms of the rTSR, RSUs may be earned based on the Company’s TSR percentile rank compared to each company included in the Russell 2000 Index as of January 1, 2025. The period under which the relative performance is measured is from January 1, 2025, through December 31, 2027 (the “Performance Period”). If the Company’s TSR percentile rank is in the 20th percentile rank or below, no RSUs will vest. If the Company’s TSR percentile rank is in the 90th percentile or above, up to 91,710 RSUs are eligible to vest, subject to a negative TSR cap and a max payout cap. If the Company’s TSR is negative, then, irrespective of the Company’s relative TSR percentile rank, the maximum number of RSUs that may be earned is 45,855. Under the max payout cap, the total fair market value of the shares of common stock issuable may not be greater than $6.6 million. The grantee is entitled to receive an additional amount in cash equal to the value of all dividends and distributions made during the Performance Period for any vested RSUs. The RSUs do not have any other stockholder rights of holders of shares of common stock.
We used a Monte Carlo simulation valuation model to estimate the fair value of the aTSR and rTSR awards on the grant date. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award. The weighted-average grant date fair value per share using the maximum number of shares that can be earned under the aTSR and rTSR awards issued in 2024 was $22.63 and $14.89, respectively.
We used the following assumptions to compute the weighted-average grant date fair market value of RSUs granted with service and market conditions granted in 2024:

	Absolute TSR RSU Award	Relative TSR RSU Award
Closing stock price on grant date	$27.39	$27.39
Risk free interest rate	4.1%	4.1%
Dividend yield	—%	—%
Estimated volatility	67.8%	62.2%
Expected life	4.1 years	3.1 years

Non-Qualified Stock Option Activity
We have not granted any non-qualified stock options to our employees since 2018. A summary of all stock option activity for the year ended December 31, 2024, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock options, beginning of period	273,206	$29.04
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding non-qualified stock options, end of period	273,206	$29.04	$767,141	0.8

Vested or expected to vest, end of period	273,206	$29.04	$767,141	0.8

Exercisable non-qualified stock options, end of period	273,206	$29.04	$767,141	0.8
1The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
No stock options were exercised during 2024 and 2023. The total intrinsic value of exercised options to purchase stock during 2022 was $0.6 million.
Note 14— INCOME TAX
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
A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current portion of income tax expense (benefit):
Federal	$—	$—	$—
State	110	82	966
Deferred portion of income tax expense (benefit):
Federal	146,457	(8,538)	19,430
State	47,766	67	3,893
Total income tax expense (benefit)	$194,333	$(8,389)	$24,289

A reconciliation of the federal statutory income tax rate of 21% to our effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	2022
Federal taxes at statutory rate	$(3,888)	$(9,253)	$20,267
Add:
State taxes, net of federal benefit	(1,536)	(1,274)	5,406
Change in valuation allowance	199,006	1,121	—
Change in federal and state tax rates	159	238	(125)
Officers' Compensation	760	848	546
Percentage depletion	(465)	(282)	(827)
Other	297	213	(978)
Net expense (benefit) as calculated	$194,333	$(8,389)	$24,289

Effective tax rate	(1,049.8)%	19.0%	25.2%
    Our effective tax rate for the year ended December 31, 2024, differs from the U.S. federal statutory rate due to the change in our valuation allowance. Our effective tax rate for the year ended December 31, 2023, differs from the U.S. federal statutory rate due to the change in our valuation allowance. Our effective tax rate for the year ended December 31, 2022, differs from the U.S. federal statutory rate due to state income taxes.
    As of December 31, 2024, and 2023, we had gross deferred tax assets of $202.2 million and $197.4 million, respectively. During the year ended December 31, 2024, our deferred tax assets increased primarily from increases in the amounts of our federal and state net operating loss carryforwards. Included in gross deferred tax assets as of December 31, 2024, were approximately $221.0 million of federal net operating loss carryforwards, which expire beginning in 2034, and approximately $289.1 million of state net operating loss carryforwards, the majority of which begin to expire in 2033. Also included are $1.9 million of federal research and development credits which begin to expire in 2031. The federal loss carryforward could be subject to examination by the tax authorities within three years after the carryforward is utilized, while the state net operating loss carryforwards could be subject to examination by the tax authorities generally within three or four years after the carryforward is utilized, depending on jurisdiction.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$121,172	$127,368
Federal and state net operating loss carryforwards	60,278	55,486
Asset retirement obligation	8,468	7,768
Deferred revenue	1,330	1,869
Other	9,042	3,017
Federal R&D credits	1,870	1,870
Total deferred tax assets	202,160	197,378
Valuation allowance	(202,160)	(3,155)
Deferred tax asset, net	$—	$194,223
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
    As of December 31, 2024, we were in a cumulative three-year income position as a result of income generated during the year ended December 31, 2022. Since the 2022 income year will cease to be part of the cumulative three-year test in the next twelve months, we forecast that by the end of 2025, we will be in a three-year cumulative loss position which is significant negative evidence that is difficult to overcome when evaluating the realizability of our deferred tax assets. We have concluded that it is more likely than not that our $202.2 million of deferred tax assets will not be realized and we recorded an additional valuation allowance against our deferred tax assets of $199.0 million in the fourth quarter of 2024. Our deferred tax assets, net of the valuation allowance at December 31, 2024, and 2023, were $0.0 million and $194.2 million, respectively.
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
Each quarter we evaluate the need for a liability for uncertain tax positions. At December 31, 2024, and 2023, we had no items that required disclosure in accordance with FASB guidance on accounting for uncertainty in income taxes.

We operate, and accordingly file income tax returns, in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, we are no longer subject to income tax audits that could result in an assessment for years prior to 2021.
Note 15— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of December 31, 2024, and 2023, we had $27.0 million and $26.8 million, respectively, of security placed principally with the states of Utah and New Mexico and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2024, and 2023, $0.6 million and $0.5 million, respectively, consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $26.4 million and $26.3 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
Water Rights
On March 17, 2022, the Fifth Judicial District Court in New Mexico entered an order that found that of the 20,000 acre feet of water per year we claimed, our predecessors in interest had forfeited all but approximately 5,800 acre feet of water per year, and that of the remaining 5,800 acre-feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017 (the “Order”). The Order limited our right to 150 acre feet per year of water for industrial-salt processing use. We appealed the Order to the New Mexico Court of Appeals ("NMCA"), which, on July 7, 2023, affirmed the Order. On November 17, 2023, we filed a request for the New Mexico Supreme Court ("NMSC") to reconsider and review the NMCA's decision to affirm the Order's abandonment determination. The NMSC agreed to review the NMCA's abandonment determination on February 7, 2024. The case is fully briefed, and we are awaiting a decision from the NMSC, which we expect to receive in the first half of 2025.
In 2017 and 2018 the New Mexico Office of the State Engineer (“OSE”) granted us preliminary authorizations to sell approximately 5,700 acre feet of water per year from our Pecos River water rights. The preliminary authorizations allowed water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. If our appeal to the NMSC is unsuccessful, we may have to repay for the water we sold under the preliminary authorizations. Repayment of this water can be up to two times the amount of water removed from the river. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment or be subject to a cash repayment. Because of the uncertainty surrounding the potential volume of water we may have to repay, the timing and the form of repayment, if any, we cannot reasonably estimate the amount of the potential liability and have not recorded a loss contingency in our statement of operations related to this legal matter.
Other Contingent Liabilities
As of December 31, 2024, we have estimated contingent liabilities recorded in "Other current liabilities" on the consolidated balance sheets of $4.8 million, mainly related to the potential underpayment of royalties in 2012 to 2016. As of December 31, 2023, we had estimated contingent liabilities recorded in "Other current liabilities" on the consolidated balance sheets of $3.4 million, mainly related to the potential underpayment of royalties in 2012 to 2016 and potential royalties on water revenues in 2019 to 2022.

Note 16— FAIR VALUE MEASUREMENTS
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
Cash Equivalents—As of December 31, 2024, and December 31, 2023, we had cash equivalents of $2.6 million and $0.5 million, respectively.
Held-to-Maturity Investments—As of December 31, 2024, and 2023, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consisted of investment grade corporate bonds and U.S. government issued bonds.
Our held-to-maturity investments at December 31, 2024, and 2023, are carried at amortized cost and consist of the following (amounts in thousands):

As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$—	$—	$—	$—
Government bonds	989	—	—	989
Total	$989	$—	$—	$989
Long-term
Corporate bonds	$—	$—	$—	$—
Government bonds	—	—	—	—
Total	$—	$—	$—	$—

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$991	$—	$(9)	$982
Government bonds	1,979	—	(13)	1,966
Total	$2,970	$—	$(22)	$2,948
Long-term
Corporate bonds	$—	$—	$—	$—
Government bonds	954	1	(4)	951
Total	$954	$1	$(4)	$951

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
NESR trades on the over-the-counter “Pink Market.” As required by Accounting Standards Codification ("ASC") Topic 321 - Investments-Equity Securities ("ASC 321"), equity securities are valued at fair value in the Consolidated Balance Sheet at December 31, 2024, and unrealized gains and losses for investments in equity securities are included in the Consolidated Statement of Operations. At December 31, 2024, the fair value of our investment in NESR equity securities is $3.0 million, and is included in "Long-term investments" on the Consolidated Balance Sheet at December 31, 2024, and the unrealized loss of $0.3 million is included in "Other income" on the Consolidated Statement of Operations for the year ended December 31, 2024.
Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of December 31, 2024, and 2023. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag and is included in "Long-term investments" on the Consolidated Balance Sheets. For the years ended December 31, 2024, and 2023, our proportional share of Ovation's net loss was $0.3 million and $0.5 million, respectively.

Note 17— EMPLOYEE BENEFITS
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

Contributions
Year Ended December 31, 2024	$2,066
Year Ended December 31, 2023	$2,057
Year Ended December 31, 2022	$1,760
Note 18— BUSINESS SEGMENTS
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

Year Ended December 31, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$124,833	$105,428	$24,685	$(252)	$254,694
Less: Freight costs	13,176	25,841	—	(252)	38,765
Warehousing and handling costs	6,306	5,169	—	—	11,475
Cost of goods sold	83,974	69,980	17,461	—	171,415
Lower of cost or NRV inventory adjustments	3,957	—	—	—	3,957
Gross Margin	$17,420	$4,438	$7,224	$—	$29,082
Depreciation, depletion, and amortization incurred[2]	$27,955	$3,500	$4,431	$1,803	$37,689

Year Ended December 31, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$155,920	$102,182	$21,310	$(329)	$279,083
Less: Freight costs	14,753	23,211	—	(329)	37,635
Warehousing and handling costs	5,957	4,875	—	—	10,832
Cost of goods sold	97,452	74,308	15,518	—	187,278
Lower of cost or NRV inventory adjustments	2,709	3,783	—	—	6,492
Gross Margin (Deficit)	$35,049	$(3,995)	$5,792	$—	$36,846
Depreciation, depletion, and amortization incurred[2]	$28,378	$6,288	$3,849	$885	$39,400

Year Ended December 31, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$191,378	$117,826	$28,668	$(304)	$337,568
Less: Freight costs	14,780	19,661	—	(304)	34,137
Warehousing and handling costs	5,305	4,442	—	—	9,747
Cost of goods sold	76,524	54,600	21,152	—	152,276
Gross Margin	$94,769	$39,123	$7,516	$—	$141,408
Depreciation, depletion, and amortization incurred[2]	$26,572	$4,370	$3,298	$793	$35,033

1 Segment sales include the sales of byproducts generated during the production of potash and Trio®.
2 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion, and amortization absorbed in or (relieved from) inventory.

Our Chief Executive Officer is our chief operating decision maker who uses segment gross margins to assess the performance of each segment. Significant components of cost of goods sold are also provided to the chief operating decision maker to further evaluate segment performance and are shown below:

Year Ended December 31, 2024	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$25,827	$31,626	$4,260	$61,713
Maintenance	5,861	8,224	1,029	15,114
Utilities and fuel	7,916	4,555	865	13,336
Operating supplies	5,969	8,952	295	15,216
Depreciation	21,808	4,488	4,499	30,795
Other[1]	16,593	12,135	6,513	35,241
Total cost of goods sold	$83,974	$69,980	$17,461	$171,415

Year Ended December 31, 2023	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$29,174	$36,441	$5,162	$70,777
Maintenance	7,041	7,719	881	15,641
Utilities and fuel	9,627	7,117	1,085	17,829
Operating supplies	6,977	7,407	494	14,878
Depreciation	26,271	4,741	3,879	34,891
Other[1]	18,362	10,883	4,017	33,262
Total cost of goods sold	$97,452	$74,308	$15,518	$187,278

Year Ended December 31, 2022	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$21,773	$24,562	$4,399	$50,734
Maintenance	5,105	6,663	771	12,539
Utilities and fuel	7,569	4,671	1,503	13,743
Operating supplies	5,211	5,579	349	11,139
Depreciation	20,444	3,607	3,241	27,292
Other[1]	16,422	9,518	10,889	36,829
Total cost of goods sold	$76,524	$54,600	$21,152	$152,276

1 Other expense includes property taxes, insurance, royalties, and other miscellaneous expenses.

The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total sales for reportable segments	$254,946	$279,412	$337,872
Elimination of intersegment sales	(252)	(329)	(304)
Total consolidated sales	$254,694	$279,083	$337,568

Total gross margin for reportable segments	29,082	36,846	141,408
Elimination of intersegment sales	(252)	(329)	(304)
Elimination of intersegment expenses	252	329	304
Unallocated amounts:
Selling and administrative	32,966	32,423	31,799
Impairment of long-lived assets	10,708	43,288	—
Loss on disposal of assets	1,952	807	7,470
Accretion of asset retirement obligation	2,489	2,140	1,961
Other operating income	(5,215)	(1,329)	(1,465)
Other operating expense	6,040	3,486	6,203
Equity in loss/(earnings) of unconsolidated entities	299	486	(689)
Interest expense, net	112	—	101
Interest income	(1,712)	(298)	(176)
Other non-operating income	(45)	(95)	(305)
(Loss) income before income taxes	$(18,512)	$(44,062)	$96,509
In each of the last three years ended December 31, 2024, 2023, and 2022, 94%, 95%, and 94%, respectively, of our total sales were sold to customers located in the U.S. All of our long-lived assets are located in the U.S.
Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker.

Note 19— CONCENTRATION OF CREDIT RISK
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
In 2024, 2023, and 2022, we had one customer in our potash and Trio® segments that accounted for approximately $25.6 million, $33.4 million, and $35.0 million of our total consolidated revenues, respectively. See Item 1A. "Risks Related to Financial Position, Indebtedness and Additional Capital Needs - The loss or substantial decline in revenue from larger customers or certain industries could have a material adverse effect on our revenues, profitability, and liquidity."
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

Note 20— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
    Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash and cash equivalents totaled $41.3 million and $4.1 million at December 31, 2024, and 2023, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.
Note 21— SHARE REPURCHASE PROGRAM
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
We made no repurchases of shares of our common stock for the twelve months ended December 31, 2024, and 2023. In 2022, we repurchased 608,657 shares of our common stock and paid $22.0 million under the share repurchase program.
As of December 31, 2024, we have approximately $13.0 million of remaining availability under the share repurchase program.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
For the Year Ended December 31, 2022
Allowances deducted from assets
Deferred tax assets - valuation allowance	2,033	—	—	2,033
Reserve for parts inventory obsolescence	3,158	1,750	(3,646)	1,262
Allowance for doubtful accounts and other receivables	555	—	—	555
Total allowances deducted from assets	$5,746	$1,750	$(3,646)	$3,850

For the Year Ended December 31, 2023
Allowances deducted from assets
Deferred tax assets - valuation allowance	2,033	1,121	—	3,154
Reserve for parts inventory obsolescence	1,262	509	(856)	915
Allowance for doubtful accounts and other receivables	555	110	—	665
Total allowances deducted from assets	$3,850	$1,740	$(856)	$4,734

For the Year Ended December 31, 2024
Allowances deducted from assets
Deferred tax assets - valuation allowance	3,154	199,006	—	202,160
Reserve for parts inventory obsolescence	915	1,843	(1,521)	1,237
Allowance for doubtful accounts and other receivables	665	120	(630)	155
Total allowances deducted from assets	$4,734	$200,969	$(2,151)	$203,552

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate "internal control over financial reporting." Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31,

2024, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.OTHER INFORMATION
    During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be included in the proxy statement for our 2025 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2025 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2025 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
    AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2025 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2025 annual stockholders' meeting and is incorporated by reference into this Annual Report.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedules and Exhibits
    The following are filed as a part of this Annual Report:
    (1)    Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm (KPMG LLP, Denver, CO Auditor Firm ID 185)
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
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
    (3)    Exhibits
    The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	May 26, 2016
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	August 14, 2020
3.4	Second Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	September 16, 2024
4.1	Description of Registrant's Securities	10-K	March 7, 2023
10.1	Form of Indemnification Agreement with each director and officer	*
10.2	Registration Rights Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.3	Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	August 1, 2019
10.4	First Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	April 23, 2020

10.5	Second Amendment to Amended and Restated Credit Agreement, dated as of August 4, 2022, among Intrepid Potash, Inc., the subsidiaries party thereto, the lenders party thereto, and Bank of Montreal as administrative agent.	8-K	August 9, 2022
10.6	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	May 23, 2022
10.7	Form of Restricted Stock Agreement+	10-K	March 2, 2021
10.8	Form of Stock Option Agreement+	10-K	March 2, 2021
10.9	Form of Restricted Stock Agreement (2024 revision)+	*
10.10	Form of Performance Restricted Stock Unit Grant Notice+	*
10.11	Form of Performance Restricted Stock Unit Agreement+	*
10.12	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.13	Form of Noncompete Agreement with executives other than Kevin S. Crutchfield+	10-K	February 28, 2017
10.14†#	Cooperative Development Agreement, effective as of February 28, 2011, among Intrepid Potash, Inc., Intrepid Potash-New Mexico, LLC, BOPCO, L.P. and the other parties thereto (as amended prior to the Amendment).	8-K	December 13, 2023
10.15†#	Third Amendment of Cooperative Development Agreement, effective as of January 1, 2024, among Intrepid Potash, Inc., Intrepid Potash-New Mexico, LLC, XTO Holdings, LLC and XTO Delaware Basin, LLC	8-K	December 13, 2023
10.16	Separation Agreement and General Release, dated as of September 30, 2024, by and between Intrepid Potash, Inc. and Louisa Craft Jornayvaz as Guardian and Conservator for and on behalf of Robert P. Jornayvaz III.	8-K	October 24, 2024
10.17	Executive Employment Agreement, effective December 2, 2024, between Intrepid Potash, Inc. and Kevin S. Crutchfield.	8-K	December 2, 2024
19.1	Insider Trading Policy	*
21.1	List of Subsidiaries	10-K	March 7, 2024
23.1	Consent of KPMG LLP	*
23.2	Consent of RESPEC LLC	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
96.1	Technical Report Summary of the 2024 Estimated Resources and Reserves at Intrepid Potash - New Mexico	*
96.2	Technical Report Summary of the 2023 Estimated Resources and Reserves at Intrepid Potash - Moab	10-K	March 7, 2024
96.3	Technical Report Summary of the 2023 Estimated Resources and Reserves at Intrepid Potash - Wendover	10-K	March 7, 2024
97.1	Intrepid Potash, Inc. Incentive Compensation Recovery Policy	10-K	March 17, 2024
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010

99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
99.8	Ninth Amendment to Transition Services Agreement dated February 20, 2019, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.	10-K	March 12, 2019
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Date File (embedded within the Inline XBRL document and contained in Exhibit.
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

INTREPID POTASH, INC. (Registrant)

March 4, 2025	/s/ Kevin S. Crutchfield
Kevin S. Crutchfield - Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin S. Crutchfield	Chief Executive Officer (Principal Executive Officer) and Director	March 4, 2025
Kevin S. Crutchfield

/s/ Matthew D. Preston	Chief Financial Officer (Principal Financial Officer)	March 4, 2025
Matthew D. Preston

/s/ Cris Ingold	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2025
Cris Ingold

/s/ Barth E. Whitham	Chair of the Board	March 4, 2025
Barth E. Whitham

/s/ Gonzalo M. Avendano	Director	March 4, 2025
Gonzalo M. Avendano

/s/ Chris A. Elliott	Director	March 4, 2025
Chris A. Elliott

/s/ Hugh E. Harvey, Jr.	Director	March 4, 2025
Hugh E. Harvey, Jr.

/s/ Lori A. Lancaster	Director	March 4, 2025
Lori A. Lancaster

/s/ Mary E. McBride	Director	March 4, 2025
Mary E. McBride

/s/ William M. Zisch	Director	March 4, 2025
William M. Zisch