Form 10-Q
period 2025-03-31
Intrepid Potash, Inc.
filed 2025-05-06
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	March 31, 2025
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of April 30, 2025, the registrant had outstanding 13,316,799 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$45,668	$41,309
Short-term investments	496	989
Accounts receivable:
Trade, net	47,847	22,465
Other receivables, net	2,431	763
Inventory, net	98,109	112,968
Prepaid expenses and other current assets	4,370	5,269
Total current assets	198,921	183,763

Property, plant, equipment, and mineral properties, net	341,256	344,338
Water rights	19,184	19,184
Long-term parts inventory, net	28,514	33,775
Long-term investments	3,097	3,571
Other assets, net	10,304	9,889
Total Assets	$601,276	$594,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,824	$8,616
Accrued liabilities	11,205	9,483
Accrued employee compensation and benefits	7,595	9,842
Other current liabilities	10,873	10,062
Total current liabilities	38,497	38,003

Asset retirement obligation, net of current portion	33,011	32,354
Operating lease liabilities	2,189	780
Finance lease liabilities	1,586	1,838
Deferred other income, long-term	44,925	45,489
Other non-current liabilities	1,615	1,664
Total Liabilities	121,823	120,128
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
12,961,175 and 12,908,078 shares outstanding
at March 31, 2025, and December 31, 2024, respectively	14	14
Additional paid-in capital	668,900	668,445
Accumulated deficit	(167,449)	(172,055)
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	479,453	474,392
Total Liabilities and Stockholders' Equity	$601,276	$594,520
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Sales	$97,760	$79,287
Less:
Freight costs	17,491	12,830
Warehousing and handling costs	3,490	3,089
Cost of goods sold	60,842	56,431
Lower of cost or net realizable value inventory adjustments	1,335	503
Gross Margin	14,602	6,434

Selling and administrative	9,155	8,357
Accretion of asset retirement obligation	657	622
Impairment of long-lived assets	662	1,377
(Gain) loss on sale of assets	(182)	251
Other operating income	(1,284)	(1,132)
Other operating expense	596	1,265
Operating Income (Loss)	4,998	(4,306)

Other Income (Expense)
Equity in earnings of unconsolidated entities	—	149
Interest expense, net	(105)	—
Interest income	375	244
Other (expense) income	(466)	8
Income (Loss) Income Before Income Taxes	4,802	(3,905)

Income Tax (Expense) Benefit	(196)	775
Net Income (Loss)	$4,606	$(3,130)

Weighted Average Shares Outstanding:
Basic	12,917	12,817
Diluted	13,088	12,817
Income (Loss) Per Share:
Basic	$0.36	$(0.24)
Diluted	$0.35	$(0.24)
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Three-Month Period Ended March 31, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	12,908,078	$14	$(22,012)	$668,445	$(172,055)	$474,392
Net income	—	—	—	—	4,606	4,606
Stock-based compensation	—	—	—	1,099	—	1,099
Exercise of stock options	3,681	—	—	38	—	38
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	49,416	—	—	(682)	—	(682)
Balance, March 31, 2025	12,961,175	$14	$(22,012)	$668,900	$(167,449)	$479,453

	Three-Month Period Ended March 31, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	12,807,316	$13	$(22,012)	$665,637	$40,790	$684,428
Net loss	—	—	—	—	(3,130)	(3,130)
Stock-based compensation	—	—	—	1,322	—	1,322
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	68,204	—	—	(633)	—	(633)
Balance, March 31, 2024	12,875,520	$13	$(22,012)	$666,326	$37,660	$681,987

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,606	$(3,130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	10,482	9,304
Accretion of asset retirement obligation	657	622
Amortization of deferred financing costs	75	75
Amortization of intangible assets	82	80
Stock-based compensation	1,099	1,322
Lower of cost or net realizable value inventory adjustments	1,335	503
Impairment of long-lived assets	662	1,377
(Gain) loss on disposal of assets	(182)	251
Allowance for doubtful accounts	137	—
Allowance for parts inventory obsolescence	—	53
Unrealized loss on equity investment	474	—
Equity in earnings of unconsolidated entities	—	(149)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(25,519)	(19,749)
Other receivables, net	(1,676)	247
Inventory, net	18,784	10,835
Prepaid expenses and other current assets	330	922
Deferred tax assets, net	—	(789)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	307	(3,621)
Operating lease liabilities	(378)	(384)
Deferred other income	(564)	44,434
Other liabilities	206	(671)
Net cash provided by operating activities	10,917	41,532

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(8,272)	(11,673)
Proceeds from sale of assets	2,104	4,596
Proceeds from redemptions/maturities of investments	500	500
Net cash used in investing activities	(5,668)	(6,577)

Cash Flows from Financing Activities:
Repayments of short-term borrowings on credit facility	—	(4,000)
Payments of financing lease	(243)	(324)
Employee tax withholding paid for restricted stock upon vesting	(682)	(633)
Proceeds from exercise of stock options	38	—
Net cash used in financing activities	(887)	(4,957)

Net Change in Cash, Cash Equivalents and Restricted Cash	4,362	29,998
Cash, Cash Equivalents and Restricted Cash, beginning of period	41,898	4,651
Cash, Cash Equivalents and Restricted Cash, end of period	$46,260	$34,649

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended March 31,
	2025	2024

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$114	$185
Income taxes	$11	$(3)
Amounts included in the measurement of operating lease liabilities	$414	$412
Accrued purchases for property, plant, equipment, and mineral properties	$1,255	$4,739
Right-of-use assets exchanged for operating lease liabilities	$1,948	$—
Right-of-use assets exchanged for financing lease liabilities	$440	$495

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
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation—Our unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
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

In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires that an entity disclose specific categories in the annual effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold, certain disclosures of state versus federal income tax expenses and taxes paid. ASC 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the guidance and expect it to only impact disclosures with no impact to results of operations, cash flows and financial condition.

Note 3— EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. For purposes of determining diluted earnings per share, basic weighted-average common shares outstanding is adjusted to include potentially dilutive securities, including restricted stock, stock options, and restricted stock units. The treasury-stock method is used to measure the dilutive impact of potentially dilutive shares. Potentially dilutive shares are excluded from the diluted weighted-average shares outstanding computation in periods in which they have an anti-dilutive effect. The following table shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$4,606	$(3,130)

Basic weighted-average common shares outstanding	12,917	12,817
Add: Dilutive effect of restricted stock	124	—
Add: Dilutive effect of stock options	47	—
Add: Dilutive effect of restricted stock units	—	—
Diluted weighted-average common shares outstanding	13,088	12,817

Basic	$0.36	$(0.24)
Diluted	$0.35	$(0.24)

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended March 31,
	2025	2024
Anti-dilutive effect of restricted stock	37	348

Anti-dilutive effect of stock options outstanding	156	273

Anti-dilutive effect of restricted stock units outstanding	126	—

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the Condensed Consolidated Statements of Cash Flows are included in the following accounts at March 31, 2025, and 2024 (in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$45,668	$34,067
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	567	557
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$46,260	$34,649

Restricted cash included in other current and long-term assets on the Condensed Consolidated Balance Sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the states of Utah and New Mexico, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Finished goods product inventory	$54,668	$68,197
In-process inventory	24,378	28,329
Total product inventory	79,046	96,526
Current parts inventory, net	19,063	16,442
Total current inventory, net	98,109	112,968
Long-term parts inventory, net	28,514	33,775
Total inventory, net	$126,623	$146,743

Parts inventory is shown net of estimated allowances for obsolescence of an immaterial amount and $1.8 million as of March 31, 2025, and December 31, 2024, respectively.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$24,136	$24,136
Ponds and land improvements	96,189	95,787
Mineral properties and development costs	161,826	161,826
Buildings and plant	96,093	95,439
Machinery and equipment	320,460	318,545
Vehicles	8,409	8,152
Office equipment and improvements	10,760	10,613
Operating lease ROU assets	5,154	4,571
Breeding stock	256	277
Construction in progress	7,233	6,423
Total property, plant, equipment, and mineral properties, gross	$730,516	$725,769
Less: accumulated depreciation, depletion, and amortization	(389,260)	(381,431)
Total property, plant, equipment, and mineral properties, net	$341,256	$344,338

During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value of the assets exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the three months ended March 31, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets. As a result, we recorded an additional impairment of $0.7 million and $1.4 million in the three months ended March 31, 2025, and 2024, respectively.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation	$8,533	$7,465
Depletion	1,598	1,472
Amortization of right of use assets	351	367
Total incurred	$10,482	$9,304

Note 7 — OTHER LONG-TERM DEFERRED INCOME
Cooperative Development Agreement—In December 2023, we entered into the Third Amendment of Cooperative Development Agreement (the "CDA Amendment") with XTO Holdings, LLC ("XTO Holdings") and XTO Delaware Basin LLC, as successors in interest to BOPCO, L.P. ("XTO Delaware Basin," and together with XTO Holdings, "XTO"), with an effective date of January 1, 2024 ("Amendment Date"). The CDA Amendment further amends that certain Cooperative Development Agreement, by and between us, BOPCO, L.P. and the other parties thereto, effective as of February 28, 2011 (as amended, including by the CDA Amendment, the "CDA"), which was executed for the purpose of pursuing the cooperative development of potassium and oil and gas on certain lands. The CDA restricts and limits the rights of Intrepid and XTO, as successors in interest to BOPCO, L.P., to explore and develop their respective interests, including limitations on the locations of wells. Intrepid and XTO entered into the CDA Amendment in an effort to further the cooperation, remove the restrictions and limitations, and allow for the efficient co-development of resources within the Designated Potash Area ("DPA") consistent with the United States Secretary of the Interior Order 3324.
Pursuant to the CDA Amendment, among other things, we agreed to provide support to XTO for development and operation of XTO's oil and gas interests within the DPA. As consideration under the CDA Amendment, XTO agreed to pay us an initial fee of $50.0 million (the "Initial Fee"). We received a partial payment of $5.0 million of the Initial Fee in December 2023, and we received payment of the remaining $45.0 million from XTO in January 2024.
The CDA Amendment further provides that we shall receive an additional one-time payment equal to $50.0 million (the "Access Fee"), which XTO will pay within 90 days upon the earlier occurrence of (i) the approval of the first new or expanded drilling island within a specific area to be used by XTO or (ii) within seven years of the anniversary of the Amendment Date. XTO is also required to pay additional amounts to Intrepid as an "Access Realization Fee," up to a maximum of $100.0 million, (the "Access Realization Fee") in the event of certain additional drilling activities by XTO.
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
Our performance obligation under the CDA Amendment is to "stand-ready" to provide support to XTO, when and as needed, during the term of the CDA Amendment. We estimate the transaction price to be $100.0 million, which is comprised of the $50.0 million Initial Fee and the $50.0 million Access Fee. We are not including any amounts of the Access Realization Fee in the transaction price because of the variable consideration constraint. Since our performance obligation is a "stand-ready" obligation, we are recognizing the transaction price on a straight-line basis over the term of the CDA Amendment which ends on February 28, 2046.
For the three months ended March 31, 2025, and 2024, we recorded other operating income of $1.1 million and $1.1 million, respectively, from the CDA Amendment. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable for the amount of the Access Fee that we earned through March 31, 2025, of $2.8 million, which is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the three months ended March 31, 2025, and 2024, we reduced the "Deferred other income, long-term" liability recorded on our Condensed Consolidated Balance Sheets.
As of March 31, 2025, we had $2.3 million recorded in "Other current liabilities" and $44.9 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2024, we had $2.3 million recorded in "Other current liabilities" and $45.5 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets.

Note 8 — DEBT
    Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date to August 4, 2027. Borrowings under the credit facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2025, we made no borrowings and made no repayments under the revolving credit facility. During the three months ended March 31, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. As of March 31, 2025, and December 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of March 31, 2025, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million for the three months ended March 31, 2025, and $0.2 million for the three months ended March 31, 2024.
    Amounts included in interest expense, net for the three months ended March 31, 2025, and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense on borrowings	$56	$39
Commitment fee on unused credit facility	56	57
Amortization of deferred financing costs	75	75
Gross interest expense	187	171
Less capitalized interest	(82)	(171)
Interest expense, net	$105	$—

Note 9 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at March 31, 2025, and December 31, 2024. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. As of March 31, 2025, the weighted average amortization period for the other intangible assets was approximately 14.3 years. At March 31, 2025, and December 31, 2024, these intangible assets had a net book value of $4.7 million and $4.8 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 10— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and cash equivalents and totaled $45.7 million and $41.3 million at March 31, 2025, and December 31, 2024, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2025	2024
Asset retirement obligation, at beginning of period	$32,949	$30,359
Accretion of discount	657	622
Total asset retirement obligation, at end of period	$33,606	$30,981
Less current portion of asset retirement obligation	$(595)	$(282)
Long-term portion of asset retirement obligation	$33,011	$30,699

The current portion of the asset retirement obligation is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of March 31, 2025.
As of December 31, 2024, our total asset retirement obligation was $32.9 million, of which $0.6 million was current and included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of December 31, 2024.

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

Contract Balances: As of March 31, 2025, and December 31, 2024, we had a total of $2.4 million and $2.4 million of contract liabilities, respectively, of which $0.8 million and $0.8 million were current as of March 31, 2025, and December 31, 2024, respectively, and included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
Our deferred revenue activity for the three months ended March 31, 2025, and 2024 is shown below (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$2,431	$2,303
Additions	376	592
Recognized as revenue during period	(380)	(328)
Ending Balance	$2,427	$2,567

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three months ended March 31, 2025, and 2024. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended March 31, 2025
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$37,323	$—	$—	$(59)	$37,264
Trio®	—	49,678	—	—	49,678
Water	—	—	1,472	—	1,472
Salt	3,135	164	—	—	3,299
Magnesium Chloride	1,148	—	—	—	1,148
Brine Water	1,971	—	1,199	—	3,170
Other	—	—	1,729	—	1,729
Total Revenue	$43,577	$49,842	$4,400	$(59)	$97,760

	Three Months Ended March 31, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$32,412	$—	$—	$(100)	$32,312
Trio®	—	36,284	—	—	36,284
Water	—	—	2,169	—	2,169
Salt	3,144	203	—	—	3,347
Magnesium Chloride	419	—	—	—	419
Brine Water	1,583	—	1,127	—	2,710
Other	18	—	2,028	—	2,046
Total Revenue	$37,576	$36,487	$5,324	$(100)	$79,287

Note 13 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. As of March 31, 2025, approximately 0.6 million shares remained available for issuance under the Plan.
    On January 14, 2025, the Board of Directors ("Board") increased the size of the Board from seven members to eight members and the Board appointed an additional independent director to fill the vacancy created by the expansion of the Board. In connection with appointing an additional independent director, the Compensation Committee granted the new independent director 1,040 shares of restricted stock that will vest in full on May 16, 2025.
During the three months ended March 31, 2025, the Compensation Committee granted an aggregate of 118,773 shares of restricted stock to executive officers and other key employees. These awards contain a service requirement and vest over three years.
During the three months ended March 31, 2025, the Compensation Committee granted restricted stock performance unit ("PSU") awards to executive officers and certain key employees that are eligible to vest based on potash production cost per ton for the 2027 calendar year. An aggregate of 22,577 target number of PSUs were granted and based upon potash production cost per ton for the 2027 calendar year, between 0% and 200% of the target number of PSUs may be earned.
During the three months ended March 31, 2025, the Compensation Committee granted restricted stock unit ("RSU") awards to executive officers and certain key employees that contain an absolute total stockholder return ("TSR") market condition (referred to as the "aTSR" awards). Under the terms of the aTSR award, up to 26,858 RSUs can be earned based on the achievement of certain TSR hurdles on or prior to March 17, 2029. Once a TSR hurdle is achieved, one-half of the total RSUs earned will vest immediately and one-half of the total RSUs earned will vest on the one-year anniversary of the date the TSR hurdle was achieved. Any RSUs that have not achieved any TSR hurdles on or prior to March 17, 2029, shall be forfeited.
During the three months ended March 31, 2025, the Compensation Committee granted RSU awards to executive officers and certain key employees that contain a relative TSR market condition (referred to as the "rTSR" awards). Under the terms of the rTSR award, RSUs may be earned based on the Company's TSR percentile rank compared to each company included in the Russell 2000 Index as of March 17, 2025. The period under which the relative performance is measured is from March 17, 2025, through March 17, 2028 (the "Performance Period"). If the Company's TSR percentile rank is in the 20th percentile or below, no RSUs will vest. If the Company's TSR percentile rank is in the 90th percentile or above, up to 36,304 RSUs are eligible to vest, subject to a negative TSR cap and a maximum cap payout value. If the Company's TSR is negative during the Performance Period, then, irrespective of the Company relative TSR rank, the maximum number of RSUs that may be earned is 18,152 RSUs. The fair market value of the shares of common stock issuable in respect of RSUs vesting for each grantee, as measured on the date of vesting, may not exceed 500% of the grantee's total grant date fair value of the rTSR award.
We used a Monte Carlo simulation valuation model to estimate the fair values of the aTSR and rTSR awards on the grant date. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit service period or the derived service period of the award. The total grant date fair values for the aTSR awards and the rTSR awards were $0.7 million and $0.7 million, respectively.
During the three months ended March 31, 2024, the Compensation Committee granted an aggregate of 143,730 restricted shares to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition.
As of March 31, 2025, the following awards were outstanding under the Plan (in thousands):

Outstanding as of March 31, 2025
Restricted shares	363

Restricted stock units (maximum that can be earned)	174

Performance stock units	23

Non-qualified stock options	270

    Total share-based compensation expenses were $1.1 million and $1.3 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had $11.0 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 2.0 years.

Note 14 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, as well as permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
    Our effective tax rate for the three months ended March 31, 2025, was 4.1%. Our effective tax rate differed from the statutory rate during this period due to changes in the valuation allowance established to offset our deferred tax assets. Our effective tax rate for the three months ended March 31, 2024, was 19.8%. Our effective tax rate differed from the statutory rate during this period primarily from the permanent difference between book and tax income for the first three months of 2024 for the deduction for stock compensation.
Note 15 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2025, and December 31, 2024, we had $27.0 million of security placed principally with the Bureau of Land Management ("BLM") and the states of Utah and New Mexico for eventual reclamation of our various facilities. As of March 31, 2025, and December 31, 2024, $0.6 million consisted of long-term restricted cash deposits and $26.4 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the Condensed Consolidated Balance Sheets and the surety bonds are held in place by an annual fee paid to the issuer.
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
Class Action Claim
On November 6, 2024, we were served with a class action lawsuit filed in federal district court in New Mexico. The suit alleges that Intrepid and Intrepid Potash – New Mexico, LLC violated the New Mexico Minimum Wage Act by failing to properly compensate employees for putting on and removing personal protective equipment (“PPE”). The complaint seeks all unpaid wages for putting on and removing PPE for all class members, which is alleged to exceed $5 million. The lawsuit is still in the early stages and we are vigorously defending against the claims. We have not recorded a loss contingency related to this matter.
Water Rights

On March 17, 2022, the Fifth Judicial District Court in New Mexico entered an order that found that of the 20,000 acre feet of water per year we claimed, our predecessors in interest had forfeited all but approximately 5,800 acre feet of water per year, and that of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017 (the "Order"). The Order limited our right to 150 acre fee per annum of water for industrial-salt processing use. We appealed the Order to the New Mexico Court of Appeals ("NMCA"), which, on July 7, 2023, affirmed the Order. On November 17, 2023, we filed a request for the New Mexico Supreme Court ("NMSC") to reconsider and review the NMCA's decision to affirm the Order's abandonment determination. The NMSC agreed to review the NMCA's abandonment determination on February 7, 2024. The case is fully briefed, and we are awaiting a decision from the NMSC, which we expect to receive in the first half of 2025.
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
    Other Legal Contingencies
We have estimated contingent liabilities recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheets of $4.8 million as of March 31, 2025, mainly related to the potential underpayment of royalties from 2012 to 2016. As of December 31, 2024, we had $4.8 million in contingent liabilities, mainly related to the potential underpayment of royalties from 2012 to 2016.

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
Cash Equivalents—As of March 31, 2025, we had cash equivalents of $3.1 million. As of December 31, 2024, we had cash equivalents of $2.6 million.
Held-to-Maturity Debt Investments—As of March 31, 2025, and December 31, 2024, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consist of U.S. government issued bonds. These debt securities are carried at amortized cost and consist of the following (amounts in thousands):

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$—	$—	$—	$—
Government bonds	496	1	—	497
Total	$496	$1	$—	$497

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$—	$—	$—	$—
Government bonds	989	—	—	989
Total	$989	$—	$—	$989
Our held to maturity investments are recorded in "Short-term investments" on the Condensed Consolidated Balance Sheets. As of March 31, 2025, and December 31, 2024, we had $0.5 million and $1.0 million in held-to-maturity debt investment securities, respectively. As of March 31, 2025, our held-to-maturity investments mature in less than one year.
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
In February 2023, we received $0.2 million in cash for our investment in WDVGL. Initially, we recorded that cash received as a liability because we were required to return the cash to WDVGL if the sale of Engineering to NESR was not finalized. The sale of Engineering to NESR has since been finalized and the recorded value of our investment in WDVGL was reduced to $3.3 million, which is the aggregate cost basis of the total shares of NESR stock we received related to the sale of WDVGL.
NESR trades on the Nasdaq Capital Market under the ticket "NESR". As required by Accounting Standards Codification ("ASC") Topic 321 - Investments-Equity Securities ("ASC 321"), equity securities are valued at fair value in the Condensed Consolidated Balance Sheet at March 31, 2025, and unrealized gains and losses for investments in equity securities are included in the Condensed Consolidated Statement of Operations. At March 31, 2025, the fair value of our investment in NESR equity securities is $2.5 million, and is included in "Long-term investments" on the Condensed Consolidated Balance Sheet at March 31, 2025, and the unrealized loss of $0.5 million for the three months ended March 31, 2025 is included in "Other (expense) income" on the Condensed Consolidated Statement of Operations.
Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of March 31, 2025, and December 31, 2024. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, our proportional share of Ovation's net gain was immaterial. For the three months ended March 31, 2024, our proportional share of Ovation's net gain was $0.1 million.

Note 17 — BUSINESS SEGMENTS
    Our operations are organized into three segments: potash, Trio®, and oilfield solutions. We determine reportable segments based on several factors including the types of products and services sold, production processes, markets served and the financial information available for our chief operating decision maker ("CODM"). Our Chief Executive Officer is our CODM, who uses gross margin to evaluate segment performance. We do not allocate corporate selling and administrative expenses, nor other corporate expenses, to the respective segments. Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the CODM.
Intersegment sales prices are market-based and are eliminated in the "Other" column. Information for each segment is provided in the tables that follow (in thousands).

Three Months Ended March 31, 2025	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$43,577	$49,842	$4,400	$(59)	$97,760
Less: Freight costs	5,786	11,764	—	(59)	17,491
Warehousing and handling costs	1,711	1,779	—	—	3,490
Cost of goods sold	32,242	25,865	2,735	—	60,842
Lower of cost or net realizable value inventory adjustments	1,335	—	—	—	1,335
Gross Margin	$2,503	$10,434	$1,665	$—	$14,602
Depreciation, depletion, and amortization incurred[1]	$8,251	$844	$981	$488	$10,564

Three Months Ended March 31, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$37,576	$36,487	$5,324	$(100)	$79,287
Less: Freight costs	3,956	8,974	—	(100)	12,830
Warehousing and handling costs	1,727	1,362	—	—	3,089
Cost of goods sold	25,816	27,291	3,324	—	56,431
Lower of cost or net realizable value inventory adjustments	503	—	—	—	503
Gross Margin (Deficit)	$5,574	$(1,140)	$2,000	$—	$6,434
Depreciation, depletion, and amortization incurred[1]	$6,971	$884	$1,071	$458	$9,384

1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.
The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Total sales for reportable segments	$97,819	$79,387
Elimination of intersegment sales	(59)	(100)
Total consolidated sales	$97,760	79,287

Total gross margin for reportable segments	$14,602	$6,434
Elimination of intersegment sales	(59)	(100)
Elimination of intersegment expenses	59	100
Unallocated amounts:
Selling and administrative	9,155	8,357
Impairment of long-lived assets	662	1,377
(Gain) loss on disposal of assets	(182)	251
Accretion of asset retirement obligation	657	622
Other operating income	(1,284)	(1,132)
Other operating expense	596	1,265
Equity in gain of unconsolidated entities	—	(149)
Interest expense, net	105	—
Interest income	(375)	(244)
Other non-operating expense (income)	466	(8)
Income (loss) before income taxes	$4,802	$(3,905)
Significant components of cost of goods sold are also provided to our CODM to further evaluate segment performance and are shown below (in thousands);

For the Three Months Ended March 31, 2025	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$10,205	$11,206	$1,154	$22,565
Maintenance	2,541	3,316	211	6,068
Utilities and fuel	2,653	1,653	169	4,475
Operating supplies	2,008	3,930	22	5,960
Depreciation	8,735	1,281	1,026	11,042
Other[1]	6,100	4,479	153	10,732
Total cost of goods sold	$32,242	$25,865	$2,735	$60,842

For the Three Months Ended March 31, 2024	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$7,866	$12,373	$1,048	$21,287
Maintenance	1,698	3,133	267	5,098
Utilities and fuel	2,764	1,818	222	4,804
Operating supplies	1,637	3,067	58	4,762
Depreciation	6,874	2,076	1,103	10,053
Other[1]	4,977	4,824	626	10,427
Total cost of goods sold	$25,816	$27,291	$3,324	$56,431

1 Other expense includes property taxes, insurance, royalties, and other miscellaneous expenses.

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
•the impact of trade tariffs and any potential changes to them we are unable to mitigate;
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
•the impact of global health issues, and other global disruptions on our business, operations, liquidity, financial condition and results of operations; and

•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, this Quarterly Report and in other reports we file with the SEC.

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
• Tariffs and retaliatory tariffs. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and additional tariffs based on a country's trade deficit with the United States. The announcement of tariffs has led, and may continue to lead, to retaliatory tariffs by other countries. Shortly after the announcement of tariffs, the U.S. paused a majority of the additional tariffs for 90 days, creating uncertainty regarding the extent and impact of tariffs on our business and the economy. Tariffs, or the potential for tariffs, may affect the costs and availability of raw materials, affect our customers' purchasing decisions, contribute to increases in operating costs through increases in product and equipment costs, wages, and energy, or have other related impacts to our business and the markets in which we operate.
• Potash pricing and demand. Our potash average net realized sales price per ton(1) decreased to $312 for the three months ended March 31, 2025, compared to $395 for the same period in 2024. Sales volume increased 39% in the three months ended March 31, 2025, compared to the same period in 2024, as improved production volumes during 2024 led to more tons available for sale in the spring of 2025.
In January 2025, a winter-fill agricultural potash program was announced decreasing the Midwest list price for agricultural potash by $20 per ton to $315 per ton during a one-week order window, before the list price increased back to $340 per ton in late January 2025. Subscription under the fill program was very positive, with most customers placing orders for the entirety of their first quarter needs. After the fill program and subsequent price increase, U.S. potash prices continued to trend upward, supported by strong early spring demand due to an increase in corn acres, tariff uncertainty, tightening global supply, and supportive crop commodity prices. List prices increased to $370 per ton at the end of the first quarter and we expect to realize the majority of these price increases on our agricultural sales in the second quarter.
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
• Trio® pricing and demand. Our Trio® average net realized sales price per ton(1) increased to $345 for the three months ended March 31, 2025, compared to $300 for the same period in 2024. Sales volumes in the three months ended March 31, 2025, increased 21% compared to the same period in 2024, as a tightening sulfate market, supportive agricultural commodity prices, and an acreage shift to corn in traditional Trio® markets led to strong early season demand. As a result, customers were willing to commit to the majority of their spring needs.
In late January 2025, we increased our posted price for Trio® by $20 per ton to $375 per ton and we expect to realize revenue from the increased pricing on tons shipped in the second quarter of 2025. Supported by strong demand from our historic customers for second quarter deliveries and increasing potash price levels, we increased our posted price for Trio® by another $20 per ton to begin March 2025 to $395 per ton and we expect to realize revenue from this most recent price increase on spot truck and rail sales during the second quarter of 2025. Our ability to realize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases, and the price and availability of other potassium products.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Water sales. In the three months ended March 31, 2025, total water sales were $1.5 million compared to $2.2 million during the same period of 2024. Sales decreased in the first quarter of 2025 compared to the prior year as we sold less water from our Caprock water rights during the first quarter. We continue to pursue opportunities to supply or source water for additional fracs on our South ranch, although the timing of those opportunities, if any, is uncertain.

    See Note 15 of our unaudited Condensed Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts that are derived from our potash and Trio® operations. Byproduct sales were $6.4 million during the first quarter of 2025, compared to $5.4 million for the same period of 2024, due to increased sales of magnesium chloride and brine. Magnesium chloride sales increased $0.7 million compared to the prior year period as our customer was able to destock inventory that impacted 2024 sales volumes and return to more normal seasonal volumes in the first quarter of 2025.
• Strategic Focus on our Solar Solution Mining Facilities. Key current and future projects include:
–HB AMAX Cavern - We continue to work to obtain the necessary permits to drill a sample well into the AMAX Cavern to measure its brine chemistry. AMAX is the largest cavern in the HB system and is expected to become an expansion area to the original HB caverns, which have been in service for over ten years. We expect to finish the permitting process to drill the sample well in the second quarter of 2025 with construction and commissioning complete in July. The capital investment is estimated at approximately $4.5 million, with the well design also meeting the specifications needed to serve as a future extraction well.
• Other oilfield products and services. Our revenue from brine and other oilfield products and services, excluding water, recorded in our oilfield solutions segment decreased to $2.9 million in the first quarter of 2025, compared to $3.2 million in the first quarter of 2024, due to the timing of recognizing surface use and easement revenues on our Intrepid South ranch.
(1) Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended March 31,
	2025	2024
Sales[1]	$97,760	$79,287

Cost of goods sold	$60,842	$56,431

Gross Margin	$14,602	$6,434

Selling and administrative	$9,155	$8,357

Net Income (Loss)	$4,606	$(3,130)

Average net realized sales price per ton[2]
Potash	$312	$395
Trio®	$345	$300
1Sales include sales of byproducts which were $6.4 million and $5.4 million for the three months ended March 31, 2025, and 2024, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended March 31, 2025, and 2024
Sales
Our total sales for the three months ended March 31, 2025, increased $18.5 million, or 23%, compared to the same period in 2024, as Trio® segment sales increased $13.4 million and potash segment sales increased $6.0 million, partially offset by a decrease of $0.9 million in oilfield solutions segment sales.
Our Trio® segment sales increased $13.4 million, or 37%, in the three months ended March 31, 2025, compared to the same period in 2024, as we sold 21% more tons of Trio® due to increased production rates in 2024 and the first quarter of 2025, and our Trio® average net realized sales price per ton increased 15% in the three months ended March 31, 2025, compared to the same period in 2024, as increased sulfate price levels more than offset reduced potassium prices to begin 2025, compared to the prior year period.
Our total potash segment sales increased $6.0 million for the three months ended March 31, 2025, compared to the same period in 2024, as potash sales increased $5.0 million and potash segment byproduct sales increased $1.1 million. During the three months ended March 31, 2025, we sold 39% more tons of potash, compared to the same period in 2024, as we had more tons to sell due to increased production in 2024, although our average net realized sales price per ton decreased 21%. Potash prices at the beginning of 2025 declined compared to 2024 spring potash prices due to improved global production and supply. Potash segment byproduct sales increased, compared to the same period in 2024, due to increases in magnesium chloride and brine water sales. Our magnesium chloride sales during the three months ended March 31, 2024, were negatively impacted as our customer entered 2024 with excess inventory. Our customer sold its excess magnesium chloride inventory during 2024, and sales improved to historical rates during the three months ended March 31, 2025. Brine sales increased during the three months ended March 31, 2025, compared to the same period in 2024, driven by continued strong demand for our brines from oil and gas operators near our facilities in New Mexico.
Our oilfield solutions segment sales, which include sales of water, brine water, surface use, and easements, decreased $0.9 million, or 17%, in the three months ended March 31, 2025, compared to the same period in 2024, driven by a $0.7 million decrease in water sales and a $0.3 million decrease in surface use and easement revenues. Our oilfield solutions segment water revenues decreased during the three months ended March 31, 2025, compared to the same period in 2024, due to reduced oilfield activity on and around Intrepid South. Our surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, increased $1.1 million in the three months ended March 31, 2025, compared to the same period in 2024, due to increases in magnesium chloride and brine water sales.
Cost of Goods Sold

Our total cost of goods sold increased $4.4 million during the three months ended March 31, 2025, compared to the same period in 2024, as potash segment cost of goods sold increased $6.4 million, partially offset by a $1.4 million decrease in Trio® segment cost of goods sold and a $0.6 million decrease in our oilfield solutions cost of goods sold.
Our potash segment cost of goods sold increased $6.4 million, or 25%, during the three months ended March 31, 2025, compared to the same period in 2024, as we sold 39% more tons of potash in the three months ended March 31, 2025, compared to the same period in 2024. Our potash production costs per ton decreased throughout 2024 due to increased production volumes at all our facilities. This resulted in a lower carrying cost per ton for our finished goods inventory to begin 2025, compared to 2024, improving our per ton cost of goods sold in the three months ended March 31, 2025. In addition to the increased production in 2024, we produced 7% more tons of potash during the three months ended March 31, 2025, compared to the same period during 2024, which lowered our per ton production costs. A significant portion of our production costs are fixed and an increase in the number of potash tons produced decreases our per ton production costs. Finally, lower of cost or net realizable value potash inventory adjustments recorded in previous quarters lowered our weighted average carrying cost per potash ton to begin 2025.
Our Trio® segment cost of goods sold decreased $1.4 million, or 5%, during the three months ended March 31, 2025, compared to the same period in 2024, even though we sold 21% more tons. Our weighted average carrying cost per Trio® ton decreased during the three months ended March 31, 2025, compared to the same period in 2024, due to improved production rates throughout 2024 and decreases in production labor and maintenance costs, as we stopped operating an additional underground shift in March 2024 at our East facility. In addition, we produced 17% more tons of Trio® in the three months ended March 31, 2025, compared to the same period in 2024, which lowered our per ton production costs. A significant portion of our Trio® production costs are fixed and an increase in the number of tons produced decreases our per ton production costs.
Our oilfield solutions cost of goods sold decreased $0.6 million, or 18%, during the three months ended March 31, 2025, compared to the same period in 2024, mainly due to reduced water sales.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the three months ended March 31, 2025, we incurred $1.3 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected average net realized sales price for those products. We incurred $0.5 million in lower of cost or net realizable value inventory adjustments in our potash segment in the three months ended March 31, 2024.
Gross Margin
During the three months ended March 31, 2025, we generated gross margin of $14.6 million compared to gross margin of $6.4 million during the same period in 2024. As discussed above, our gross margin increased during the three months ended March 31, 2025, due to increased sales combined with lower per ton cost of goods sold for both potash and Trio®.
Impairment Expense
    During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the three months ended March 31, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $0.7 million and $1.4 million in the three months ended March 31, 2025, and 2024, respectively.
Other Operating Income
    Other operating income increased $0.2 million during the three months ended March 31, 2025, compared to the same period in 2024. Other operating income in both periods reflect other operating income recognized under the Third Amendment to the Cooperative Development Agreement (the "CDA Amendment") we signed with XTO Holding, LLC and XTO Delaware Basin LLC (collectively, "XTO") in December 2023, which became effective as of January 1, 2024. As discussed in further detail in Note 7 - Other Long-term Deferred Income to the Condensed Consolidated Financial Statements, we are recognizing as other operating income the estimated transaction price associated with the CDA Amendment on a straight-line basis over the term of the Amendment.
Income Tax Expense
    During the three months ended March 31, 2025, we incurred income tax expense of $0.2 million compared to income tax benefit of $0.8 million during the same period in 2024 as we now have a full valuation allowance against our deferred tax assets.
Net Income

    We generated net income of $4.6 million during the three months ended March 31, 2025, compared to a net loss of $3.1 million in the same period in 2024, due to the factors discussed above.

Potash Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2025	2024
Sales[1]	$43,577	$37,576
Less: Freight costs	5,786	3,956
Warehousing and handling costs	1,711	1,727
Cost of goods sold	32,242	25,816
Lower of cost or net realizable value inventory adjustments	1,335	503
Gross Margin	$2,503	$5,574
Depreciation, depletion, and amortization incurred[2]	$8,251	$6,971

Potash sales volumes (in tons)	103	74
Potash production volumes (in tons)	93	87

Average potash net realized sales price per ton[3]	$312	$395
1 Sales include sales of byproducts which were $6.3 million and $5.2 million for the three months ended March 31, 2025, and 2024, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2025, and 2024
Our total sales in the potash segment increased $6.0 million in the three months ended March 31, 2025, compared to the same period in 2024, as potash sales recorded in the potash segment increased $5.0 million and potash segment byproduct sales increased $1.1 million.
Our potash sales increased in the three months ended March 31, 2025, compared to the same period in 2024, as we sold 39% more tons of potash, partially offset by a decrease of 21%, in our average net realized sales price per ton. Potash prices declined to start 2025, compared to 2024, as increased global production and inventory levels led to multiple prices decreases in the past twelve months. We sold more tons of potash in the three months ended March 31, 2025, compared to the same period in 2024, as we had more potash to sell due to increased production during 2024.
Our potash segment byproduct sales increased due to an increase in brine sales as we sold more barrels of brine during the three months ended March 31, 2025, compared to the same period in 2024, due to continued robust oilfield activity near our mines in New Mexico.
Potash segment freight expense increased 46% in the three months ended March 31, 2025, compared to the same period in 2024, as we sold 39% more tons of potash. A portion of increased sales volumes during the three months ended March 31, 2025, were to customers located farther away from our plants, compared to the same period in 2024. Our potash freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased $6.4 million, or 25%, during the three months ended March 31, 2025, compared to the same period in 2024, as we sold 39% more tons of potash in the three months ended March 31, 2025, compared to the same period in 2024. Our potash production cost per ton decreased throughout 2024 due to increased production volumes at all our facilities. This resulted in a lower carrying cost per ton for our finished goods inventory to begin 2025, compared to 2024, improving our per ton cost of goods sold in the first quarter of 2025. In addition to the increased production in 2024, we produced 7% more tons of potash during the three months ended March 31, 2025, compared to the same period during 2024, which lowered our per ton production costs. A significant portion of our production costs are fixed and an increase in the number of potash tons produced decreases our per ton production costs. Finally, lower of cost or net realizable value potash inventory adjustments recorded in previous quarters lowered our weighted average carrying cost per potash ton to begin 2025.
During the three months ended March 31, 2025, we recorded lower of cost or net realizable value inventory adjustments of $1.3 million as our weighted average carrying cost per ton for inventoried potash products at our Wendover facility was higher than our expected average net realizable sales price per ton for those products. Potash production at our

Wendover facility remained below historical production levels, which increased our weighted average carrying costs. However, we expect potash production at Wendover to improve beginning in the fall of 2025, due to the construction of the new primary pond in Wendover that was placed in service at the end of the second quarter 2024. We recorded $0.5 million in lower of cost or net realized value inventory adjustments in the potash segment in the first quarter of 2024.
Our potash segment gross margin decreased $3.1 million in the three months ended March 31, 2025, compared to the same period in 2024, due to the factors discussed above.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Agricultural	83%	79%
Industrial	1%	3%
Feed	16%	18%

Trio® Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2025	2024
Sales[1]	$49,842	$36,487
Less: Freight costs	11,764	8,974
Warehousing and handling costs	1,779	1,362
Cost of goods sold	25,865	27,291
Gross Margin (Deficit)	$10,434	$(1,140)
Depreciation, depletion, and amortization incurred[2]	$844	$884

Sales volumes (in tons)	110	91
Production volumes (in tons)	63	54

Average Trio® net realized sales price per ton[3]	$345	$300
1 Sales include sales of byproducts which were $0.2 million and $0.2 million for the three months ended March 31, 2025, and 2024, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2025, and 2024
Trio® segment sales increased 37% during the three months ended March 31, 2025, compared to the same period in 2024. Trio® sales increased $13.4 million, and our Trio® segment byproduct sales were unchanged. Trio® sales increased primarily due to a 21% increase in tons sold, combined with a 15% increase in our average net realized sales price per ton. Our average net realized sales price per ton increased during the three months ended March 31, 2025, compared to the same period in 2024, as increased sulfate prices offset lower potassium pricing to begin 2025.
Trio® freight costs increased 31% during the three months ended March 31, 2025, compared to the same period in 2024, as we sold 21% more tons. Our Trio® freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 5% in the three months ended March 31, 2025, compared to the same period in 2024, even though we sold 21% more tons. Our cost of goods sold was positively impacted by improved production rates throughout 2024, which led to a lower carrying cost per ton for our finished goods inventory to begin 2025, and decreases in production labor and maintenance costs, as we stopped operating an additional underground shift in March 2024 at our East facility. Finally, we produced 17% more tons of Trio® in the three months ended March 31, 2025, compared to the same period in 2024, which lowered our per ton production costs. A significant portion of our production costs is fixed and an increase in the number of tons produced decreases our per ton production costs.
Our Trio® segment generated gross margin of $10.4 million in the three months ended March 31, 2025, compared to gross deficit of $1.1 million in the same period in 2024, mainly due to increased sales in our Trio® segment combined with an improvement in our Trio® cost of goods sold per ton.

Impairment Expense
During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any new Trio® segment capital spending during the three months ended March 31, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets, and we recorded an additional impairment of $0.7 million and $1.4 million, respectively. Although we have reduced capital spending at our East facility compared to prior years, we expect to incur additional capital expenditures in future periods for our Trio® segment assets that we will likely have to impair.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three months ended March 31, 2025, and 2024.

	United States	Export
For the Three Months Ended March 31, 2025	91%	9%

For the Three Months Ended March 31, 2024	89%	11%

Oilfield Solutions Segment

	Three Months Ended March 31,
(in thousands)	2025	2024
Sales	$4,400	$5,324
Less: Cost of goods sold	2,735	3,324
Gross Margin	$1,665	$2,000
Depreciation, depletion, and amortization incurred	$981	$1,071

Three Months Ended March 31, 2025, and 2024
    Our oilfield solutions segment sales decreased $0.9 million in the three months ended March 31, 2025, compared to the same period in 2024, due to a $0.7 million decrease in water sales combined with a $0.3 million decrease in surface use and easement sales. Our water sales decreased during the three months ended March 31, 2025, due to reduced oilfield activity on and around Intrepid South in the first quarter of 2025. Surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
    Our cost of goods sold decreased $0.6 million, or 18%, in the three months ended March 31, 2025, compared to the same period in 2024, mainly due to reduced water sales.
Gross margin for the three months ended March 31, 2025, decreased $0.3 million compared to the same period in 2024, due to the factors discussed above.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three months ended March 31, 2025, our average royalty rate for potash and Trio® combined was 4.8%. For the three months ended March 31, 2024, our average royalty rate for potash and Trio® combined was 4.9%.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three months ended March 31, 2025, was 4.1%. Our effective tax rate differed from the statutory rate during this period due to the valuation allowance established to offset our deferred tax assets. Our effective tax rate for the three months ended March 31, 2024, was 19.8% which differed from the statutory rate during this period primarily from the permanent difference between book and tax income for stock compensation.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2025, we incurred $0.2 million of income tax expense. For the three months ended March 31, 2024, we incurred income tax benefit of $0.8 million.
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

Capital Investments
    During the three months ended March 31, 2025, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $8.3 million.
We expect to make capital investments in 2025 of $36 million to $42 million, with the majority of this being sustaining capital, including the sample well at the HB AMAX cavern. We may adjust our investment plans as our expectations for 2025 change. We anticipate our 2025 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $45.7 million, compared to $41.3 million at December 31, 2024. The increase in our cash balance during the three months ended March 31, 2025, was due primarily to increased potash and Trio® segment sales.
Our operations have primarily been funded from cash on hand, cash generated by operations, borrowings under our revolving credit facility, and proceeds from debt and equity offerings. We continue to monitor our future sources and uses of cash and anticipate that we may adjust our capital allocation strategies when, and as determined by our Board of Directors. We may attempt to raise capital and improve our liquidity position in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions and in accordance with our existing debt agreements. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all. With our current cash on hand, the remaining availability under our credit facility, and the expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
The following summarizes our cash flow activity for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows provided by operating activities	$10,917	$41,532
Cash flows used in investing activities	$(5,668)	$(6,577)
Cash flows used in financing activities	$(887)	$(4,957)

Operating Activities
Net cash provided by operating activities through March 31, 2025, was $10.9 million, a decrease of $30.6 million compared with the three months of 2024, mainly due to a $45 million cash payment received in January 2024 under the cooperative development agreement and Amendment with XTO, partially offset by the increase in sales during the first three months of 2025, compared to the first three months of 2024.
Investing Activities
    Net cash used in investing activities decreased by $0.9 million in the first three months of 2025, compared with the same period in 2024, due to a decrease in capital spending offset by a lower amount of proceeds received for the sale of equipment.
Financing Activities
Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date to August 4, 2027. As of March 31, 2025, borrowings under the credit facility bear interest at the SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2025, we made no borrowings and made no repayments under the revolving credit facility. During the three months ended March 31, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. As of March 31, 2025, and December 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of March 31, 2025, we were in compliance with all applicable covenants under the revolving credit facility.
    As of May 2, 2025, we had approximately $66.0 million in cash and cash equivalents and no borrowings under the revolving credit facility. We have $150.0 million of remaining availability under the revolving credit facility as of April 30, 2025.
Share Repurchase Program—In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022, with approximately $13 million remaining available under the repurchase program authorization. For the three months ended March 31, 2025, we did not repurchase any shares under the share repurchase program.

Critical Accounting Policies and Estimates
    Our Annual Report on Form 10-K for the year ended December 31, 2024, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have not made any significant changes to our critical accounting policies since December 31, 2024.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025		2024
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$43,577	$49,842	$37,576	$36,487
Less: Segment byproduct sales	6,254	164	5,164	203
Freight costs	5,137	11,764	3,146	8,974
Subtotal	$32,186	$37,914	$29,266	$27,310

Divided by:
Tons sold	103	110	74	91
Average net realized sales price per ton	$312	$345	$395	$300

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2024, describes our exposure to market risk. There have been no material changes to our market risk exposure since December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
    Our management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Intrepid have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
    For information regarding litigation, other disputes and regulatory proceedings see Part I - Item1. Financial Statements, Note 15 - Commitments and Contingencies.

ITEM 1A.RISK FACTORS
    Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. Except as set forth below, there have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and additional tariffs based on a country's trade deficit with the United States. The announcement of tariffs has led, and may continue to lead, to retaliatory tariffs by other countries. Shortly after the announcement of tariffs, the U.S. paused a majority of the additional tariffs for 90 days, creating uncertainty regarding the extent and impact of tariffs on our business and the economy. Tariffs, or the potential for tariffs, may affect the costs and availability of raw materials, affect our customer's purchasing decisions, contribute to increases in operating costs through increases in product and equipment costs, wages, and energy, or have other related impacts to our business and the markets in which we operate.
Additionally, we are subject to significant regulation under MSHA and OSHA. High-profile mining accidents could prompt governmental authorities to enact new laws and regulations that apply to our operations or to more strictly enforce existing laws and regulations. See also “Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs[2]
January 1, 2025 through January 31, 2025	—	—	—	$12,987,860
February 1, 2025 through February 28, 2025	—	—	—	12,987,860
March 1, 2025 through March 31, 2025	24,780	$27.56	—	12,987,860
Total	24,780	$27.56	—	$12,987,860
1 Represents shares of common stock we withheld as a payment of withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the remaining dollar amount available to repurchase shares of common stock under the $35 million share repurchase program approved by the Board of Directors in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We did not repurchase any shares during the first quarter of 2025, and we may suspend or discontinue the share repurchase program at any time.

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

ITEM 5.OTHER INFORMATION
    During the three months March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit No.	Description
10.1	Cooperation Agreement, dated January 14, 2025, by and among Intrepid Potash, Inc., Clearway Capital Management LLC and the other persons and entities listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2025).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	Inline XBRL Instance Document (Note that the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Extension Label Linkbase Document.*

101.PRE	Inline XBRL Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Extension Definition Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*        Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: May 6, 2025	/s/ Kevin S. Crutchfield
Kevin S. Crutchfield - Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2025	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer (Principal Financial Officer)