Form 10-Q
period 2025-06-30
Intrepid Potash, Inc.
filed 2025-08-07
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	June 30, 2025
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of August 1, 2025, the registrant had outstanding 13,316,051 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$85,049	$41,309
Short-term investments	—	989
Accounts receivable:
Trade, net	20,749	22,465
Other receivables, net	2,234	763
Inventory, net	100,196	112,968
Prepaid expenses and other current assets	3,404	5,269
Total current assets	211,632	183,763

Property, plant, equipment, and mineral properties, net	336,255	344,338
Water rights	19,184	19,184
Long-term parts inventory, net	29,150	33,775
Long-term investments	322	3,571
Other assets, net	10,617	9,889
Total Assets	$607,160	$594,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$7,778	$8,616
Accrued liabilities	11,388	9,483
Accrued employee compensation and benefits	7,976	9,842
Other current liabilities	12,941	10,062
Total current liabilities	40,083	38,003

Asset retirement obligation, net of current portion	33,669	32,354
Operating lease liabilities	2,110	780
Finance lease liabilities	1,308	1,838
Deferred other income, long-term	44,361	45,489
Other non-current liabilities	1,792	1,664
Total Liabilities	123,323	120,128
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
13,002,170 and 12,908,078 shares outstanding
at June 30, 2025, and December 31, 2024, respectively	14	14
Additional paid-in capital	670,021	668,445
Accumulated deficit	(164,186)	(172,055)
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	483,837	474,392
Total Liabilities and Stockholders' Equity	$607,160	$594,520
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$71,472	$62,055	$169,232	$141,342
Less:
Freight costs	11,011	9,423	28,502	22,253
Warehousing and handling costs	3,114	2,586	6,604	5,675
Cost of goods sold	42,641	41,070	103,483	97,501
Lower of cost or net realizable value inventory adjustments	419	1,352	1,754	1,855
Gross Margin	14,287	7,624	28,889	14,058

Selling and administrative	8,973	7,937	18,128	16,294
Accretion of asset retirement obligation	658	622	1,315	1,244
Impairment of long-lived assets	1,204	831	1,866	2,208
(Gain) loss on sale of assets	(1,274)	241	(1,456)	492
Other operating income	(1,222)	(1,266)	(2,506)	(2,659)
Other operating expense	2,654	887	3,250	2,413
Operating Income (Loss)	3,294	(1,628)	8,292	(5,934)

Other Income (Expense)
Equity in (loss) earnings of unconsolidated entities	(232)	(116)	(232)	33
Interest expense, net	(66)	—	(171)	—
Interest income	651	547	1,026	791
Other (expense) income	(354)	60	(820)	68
Income (Loss) Income Before Income Taxes	3,293	(1,137)	8,095	(5,042)

Income Tax (Expense) Benefit	(30)	304	(226)	1,079
Net Income (Loss)	$3,263	$(833)	$7,869	$(3,963)

Weighted Average Shares Outstanding:
Basic	12,985	12,886	12,951	12,852
Diluted	13,174	12,886	13,131	12,852
Income (Loss) Per Share:
Basic	$0.25	$(0.06)	$0.61	$(0.31)
Diluted	$0.25	$(0.06)	$0.60	$(0.31)
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Six-Month Period Ended June 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	12,908,078	$14	$(22,012)	$668,445	$(172,055)	$474,392
Net income	—	—	—	—	7,869	7,869
Stock-based compensation	—	—	—	2,394	—	2,394
Exercise of stock options	3,681	—	—	38	—	38
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	90,411	—	—	(856)	—	(856)
Balance, June 30, 2025	13,002,170	$14	$(22,012)	$670,021	$(164,186)	$483,837

	Three-Month Period Ended June 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2025	12,961,175	$14	$(22,012)	$668,900	$(167,449)	$479,453
Net income	—	—	—	—	3,263	3,263
Stock-based compensation	—	—	—	1,294	—	1,294
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	40,995	—	—	(173)	—	(173)
Balance, June 30, 2025	13,002,170	$14	$(22,012)	$670,021	$(164,186)	$483,837

	Six-Month Period Ended June 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	12,807,316	$13	$(22,012)	$665,637	$40,790	$684,428
Net loss	—	—	—	—	(3,963)	(3,963)
Stock-based compensation	—	—	—	2,557	—	2,557
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	100,762	1	—	(775)	—	(774)
Balance, June 30, 2024	12,908,078	$14	$(22,012)	$667,419	$36,827	$682,248

	Three-Month Period Ended June 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2024	12,875,520	$13	$(22,012)	$666,326	$37,660	$681,987
Net loss	—	—	—	—	(833)	(833)
Stock-based compensation	—	—	—	1,235	—	1,235
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	32,558	1	—	(142)	—	(141)
Balance, June 30, 2024	12,908,078	$14	$(22,012)	$667,419	$36,827	$682,248

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$7,869	$(3,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	20,051	17,898
Accretion of asset retirement obligation	1,315	1,244
Amortization of deferred financing costs	151	151
Amortization of intangible assets	164	164
Stock-based compensation	2,394	2,557
Lower of cost or net realizable value inventory adjustments	1,754	1,855
Impairment of long-lived assets	1,866	2,208
(Gain) loss on disposal of assets	(1,456)	492
Allowance for doubtful accounts	62	—
Allowance for parts inventory obsolescence	2,041	472
Loss on equity investment	888	—
Equity in loss (earnings) of unconsolidated entities	232	(33)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,654	459
Other receivables, net	(1,482)	(250)
Inventory, net	13,601	9,326
Prepaid expenses and other current assets	827	2,275
Deferred tax assets, net	—	(1,114)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(1,779)	(6,892)
Operating lease liabilities	(490)	(740)
Deferred other income	(1,128)	43,872
Other liabilities	2,326	(703)
Net cash provided by operating activities	50,860	69,278

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(12,409)	(22,974)
Proceeds from sale of assets	3,482	4,651
Proceeds from redemptions/maturities of investments	1,000	1,500
Other investing, net	2,129	416
Net cash used in investing activities	(5,798)	(16,407)

Cash Flows from Financing Activities:
Repayments of short-term borrowings on credit facility	—	(4,000)
Payments of financing lease	(500)	(500)
Employee tax withholding paid for restricted stock upon vesting	(856)	(775)
Proceeds from exercise of stock options	38	—
Net cash used in financing activities	(1,318)	(5,275)

Net Change in Cash, Cash Equivalents and Restricted Cash	43,744	47,596
Cash, Cash Equivalents and Restricted Cash, beginning of period	41,898	4,651

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended June 30,
	2025	2024
Cash, Cash Equivalents and Restricted Cash, end of period	$85,642	$52,247

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$225	$286
Income taxes	$214	$5
Amounts included in the measurement of operating lease liabilities	$848	$792
Accrued purchases for property, plant, equipment, and mineral properties	$2,858	$2,645
Right-of-use assets exchanged for operating lease liabilities	$2,185	$—
Right-of-use assets exchanged for financing lease liabilities	$524	$495

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
Recently Adopted Accounting Standards—In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). This new guidance: (i) introduces a requirement to disclose significant segment expenses regularly provided to the chief operating decision maker ("CODM"), (ii) extends certain annual disclosures to interim periods, (iii) clarifies disclosure requirements for single reportable segment entities, (iv) permits more than one measure of segment profit or loss to be reported under certain conditions, and (v) requires disclosure of the title and position of the CODM. The adoption of this standard did not have an impact on our results of operations, cash flows and financial condition, but resulted in additional disclosures for our reportable segments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$3,263	$(833)	$7,869	$(3,963)

Basic weighted-average common shares outstanding	12,985	12,886	12,951	12,852
Add: Dilutive effect of restricted stock	128	—	125	—
Add: Dilutive effect of stock options	60	—	54	—
Add: Dilutive effect of restricted stock units	1	—	1	—
Diluted weighted-average common shares outstanding	13,174	12,886	13,131	12,852

Basic	$0.25	$(0.06)	$0.61	$(0.31)
Diluted	$0.25	$(0.06)	$0.60	$(0.31)

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive effect of restricted stock	6	391	20	368

Anti-dilutive effect of stock options outstanding	156	273	156	273

Anti-dilutive effect of restricted stock units outstanding	196	—	161	—

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the Condensed Consolidated Statements of Cash Flows are included in the following accounts at June 30, 2025, and 2024 (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$85,049	$51,663
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	568	559
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$85,642	$52,247

Restricted cash included in other current and long-term assets on the Condensed Consolidated Balance Sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the states of Utah and New Mexico, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Finished goods product inventory	$49,034	$68,197
In-process inventory	32,494	28,329
Total product inventory	81,528	96,526
Current parts inventory, net	18,668	16,442
Total current inventory, net	100,196	112,968
Long-term parts inventory, net	29,150	33,775
Total inventory, net	$129,346	$146,743

Parts inventory is shown net of estimated allowances for obsolescence of $1.1 million and $1.2 million as of June 30, 2025, and December 31, 2024, respectively.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$24,136	$24,136
Ponds and land improvements	97,118	95,787
Mineral properties and development costs	161,826	161,826
Buildings and plant	96,105	95,439
Machinery and equipment	322,341	318,545
Vehicles	8,486	8,152
Office equipment and improvements	10,894	10,613
Operating lease ROU assets	4,877	4,571
Breeding stock	237	277
Construction in progress	8,391	6,423
Total property, plant, equipment, and mineral properties, gross	$734,411	$725,769
Less: accumulated depreciation, depletion, and amortization	(398,156)	(381,431)
Total property, plant, equipment, and mineral properties, net	$336,255	$344,338

During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value of the assets exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the six months ended June 30, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets. As a result, we recorded an additional impairment of $1.9 million and $2.2 million in the six months ended June 30, 2025, and 2024, respectively.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation	$8,493	$7,594	$17,026	$15,059
Depletion	727	661	2,325	2,133
Amortization of right of use assets	349	339	700	706
Total incurred	$9,569	$8,594	$20,051	$17,898

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
For the three months ended June 30, 2025, and 2024, we recorded other operating income of $1.1 million and $1.1 million, respectively, from the CDA Amendment. For the six months ended June 30, 2025, and 2024, we recorded other operating income of $2.3 million and $2.3 million, respectively, from the CDA Amendment. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable for the amount of the Access Fee that we earned through June 30, 2025, of $3.4 million, which is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the three and six months ended June 30, 2025, and 2024, we reduced the "Deferred other income, long-term" liability recorded on our Condensed Consolidated Balance Sheets.
As of June 30, 2025, we had $2.3 million recorded in "Other current liabilities" and $44.4 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2024, we had $2.3 million recorded in "Other current liabilities" and $45.5 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets.

Note 8 — DEBT
    Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date of August 4, 2027. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the revolving credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended June 30, 2025, we made no borrowings and made no repayments under the revolving credit facility. During the six months ended June 30, 2025, we made no borrowings and made no repayments under the revolving credit facility. During the three months ended June 30, 2024, we made no borrowings and made no repayments under the revolving credit facility. During the six months ended June 30, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. As of June 30, 2025, and December 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of June 30, 2025, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively.
    Amounts included in interest expense, net for the three and six months ended June 30, 2025, and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense on borrowings	$54	$42	$110	$81
Commitment fee on unused credit facility	57	57	113	114
Amortization of deferred financing costs	76	76	151	151
Gross interest expense	187	175	374	346
Less capitalized interest	(121)	(175)	(203)	(346)
Interest expense, net	$66	$—	$171	$—

Note 9 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at June 30, 2025, and December 31, 2024. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. As of June 30, 2025, the weighted average amortization period for the other intangible assets was approximately 14.1 years. At June 30, 2025, and December 31, 2024, these intangible assets had a net book value of $4.6 million and $4.8 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset retirement obligation, at beginning of period	$33,606	$30,981	$32,949	$30,359
Accretion of discount	658	622	1,315	1,244
Total asset retirement obligation, at end of period	$34,264	$31,603	$34,264	$31,603
Less current portion of asset retirement obligation	$(595)	$(282)	$(595)	$(282)
Long-term portion of asset retirement obligation	$33,669	$31,321	$33,669	$31,321

The current portion of the asset retirement obligation is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of June 30, 2025.
As of December 31, 2024, our total asset retirement obligation was $32.9 million, of which $0.6 million was current and included in "Other current liabilities" on the Condensed Consolidated Balance Sheet.

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

Contract Balances: As of June 30, 2025, and December 31, 2024, we had a total of $2.6 million and $2.4 million of contract liabilities, respectively, of which $0.8 million and $0.8 million were current as of June 30, 2025, and December 31, 2024, respectively, and included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
Our deferred revenue activity for the three and six months ended June 30, 2025, and 2024 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$2,427	$2,567	$2,431	$2,303
Additions	496	705	872	1,297
Recognized as revenue during period	(333)	(415)	(713)	(743)
Ending Balance	$2,590	$2,857	$2,590	$2,857

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and six months ended June 30, 2025, and 2024. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended June 30, 2025
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$27,799	$—	$—	$(58)	$27,741
Trio®	—	33,192	—	—	33,192
Water	—	—	587	—	587
Salt	3,169	20	—	—	3,189
Magnesium Chloride	1,623	—	—	—	1,623
Brine Water	1,403	—	1,035	—	2,438
Other	—	—	2,702	—	2,702
Total Revenue	$33,994	$33,212	$4,324	$(58)	$71,472

	Six Months Ended June 30, 2025
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$65,122	$—	$—	$(117)	$65,005
Trio®	—	82,870	—	—	82,870
Water	—	—	2,059	—	2,059
Salt	6,304	184	—	—	6,488
Magnesium Chloride	2,771	—	—	—	2,771
Brine Water	3,374	—	2,234	—	5,608
Other	—	—	4,431	—	4,431
Total Revenue	$77,571	$83,054	$8,724	$(117)	$169,232

	Three Months Ended June 30, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$24,138	$—	$—	$(40)	$24,098
Trio®	—	26,413	—	—	26,413
Water	—	—	2,572	—	2,572
Salt	3,335	109	—	—	3,444
Magnesium Chloride	932	—	—	—	932
Brine Water	1,584	—	1,166	—	2,750
Other	45	—	1,801	—	1,846
Total Revenue	$30,034	$26,522	$5,539	$(40)	$62,055

	Six Months Ended June 30, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$56,550	$—	$—	$(140)	$56,410
Trio®	—	62,697	—	—	62,697
Water	—	—	4,741	—	4,741
Salt	6,479	313	—	—	6,792
Magnesium Chloride	1,351	—	—	—	1,351
Brine Water	3,167	—	2,293	—	5,460
Other	63	—	3,828	—	3,891
Total Revenue	$67,610	$63,010	$10,862	$(140)	$141,342

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors ("Board") and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted shares, restricted stock units, and non-qualified stock option awards under the Plan. Vested restricted stock units are settled through the issuance of an equal number of common shares of Intrepid's stock. Restricted stock units do not have any of the rights available to owners of common shares of Intrepid's stock. Restricted share awards contain service-based conditions and in some instances contain both service-based and market-based conditions. Certain restricted stock unit awards contain service-based and operational performance conditions (referred to as "operational performance-based RSUs") and other restricted stock unit awards contain service-based and market-based conditions (referred to as "market-based RSUs").
As of June 30, 2025, approximately 0.6 million shares remained available for issuance under the Plan.
We recognize stock-based compensation associated with the issuance of restricted shares, non-qualified stock options, operational performance-based RSUs, and market-based RSUs by recording expense over the service period associated with each grant, based on the fair value of the grant on the grant date. For service-based awards, grant date fair value is based on Intrepid's closing share price on the grant date and expense is recognized on a straight-line basis over the required service period of the award, which is generally the vesting period of the award. For operational performance-based awards grant date fair value is based on Intrepid's closing share price on the grant date and the probable number of shares expected to vest and expense is recognized using the accelerated recognition method over the required service period, which is generally the vesting period of the award. The probable number of shares expected to vest is updated each reporting period and we record a cumulative catch-up adjustment to expense for changes to the probability assessment. For restricted share awards that contain both service-based and market-based conditions and market-based RSUs, grant date fair value is estimated using a Monte Carlo simulation valuation model and expense is recognized using the accelerated recognition method over the required service period which is generally the longer of the explicit service period or the derived service period, which is generally the expected date the market condition is estimated to be achieved.
During the three and six months ended June 30, 2024, and 2025, the Compensation Committee granted restricted shares of stock to non-employee members of our Board, executives and other key employees. The restricted shares contain service conditions, and certain awards contain both service- and market-based conditions. Restricted shares with service-based conditions granted to employees generally vest over three years and restricted shares with service-based conditions granted to non-employee members of our Board generally vest over one year. Restricted shares with service and market-based conditions vest on the later of the required service period or the achievement of the market condition threshold.
The table below shows the restricted share activity for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
Restricted Shares	2025	2024	2025	2024
Beginning shares outstanding	362,780	377,402	319,035	340,924
Shares granted	16,016	42,225	135,829	185,955
Shares vested	(46,667)	(38,621)	(120,863)	(138,668)
Shares forfeited	(20,441)	(7,629)	(22,313)	(14,834)
Ending shares outstanding	311,688	373,377	311,688	373,377
During the six months ended June 30, 2025, the Compensation Committee granted operational-performance based RSUs to executives and certain other key employees which are eligible to vest based upon potash production cost per ton for the 2027 calendar year. The operational-performance based RSUs can earn between zero and 200% of the target number of units granted.
The table below shows the summary of operational-performance based RSUs during the three and six months ended June 30, 2025. The Compensation Committee did not grant any operational-performance based RSUs during the three and six months ended June 30, 2024. Amounts shown in the table below are based on the target number of units granted.

Operational Performance-Based RSUs	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning units outstanding	22,577	—
Units granted	—	22,577
Units vested	—	—
Units forfeited	(1,485)	(1,485)
Ending units outstanding	21,092	21,092
The Compensation Committee has granted restricted stock units ("RSUs") to executives and certain other key employees that contain service and market-based conditions. The RSUs granted contain either a relative total shareholder return ("TSR") market-based condition (referred to as the "rTSR" awards) or an absolute TSR market-based condition (referred to as the "aTSR" awards). The rTSR RSUs are eligible to vest based on our TSR during a three-year period beginning on the grant date of the rTSR award ("performance period") compared the rTSR during the performance period for the individual component companies comprising the Russell 2000 Index ("peer group"). Based on our relative performance against the peer group, rTSR awards may earn between zero and 200% of the target number of RSUs granted.
The aTSR RSUs are eligible to vest based on the achievement of certain total price thresholds during a three-year period beginning on the grant date. Once a price threshold is met, one-half of the total RSUs earned for meeting that price hurdle vest immediately and one-half of the total RSU earned vests on the one-year anniversary date of meeting the price threshold.
The table below shows a summary of all market-based RSU activity during the three and six months ended June 30, 2025. There was no market-based RSUs activity during the three and six months ended June 30, 2024. The amounts shown in the table are based on the maximum number of market-based RSUs that could be earned under the aTSR and rTSR awards.

	Three Months Ended June 30,	Six Months Ended June 30,
Market-based RSUs	2025	2025
Beginning units outstanding	174,447	111,285
Units granted	8,848	72,010
Units vested	—	—
Units forfeited	(4,736)	(4,736)
Ending units outstanding	178,559	178,559
The Compensation Committee has not granted any stock options since 2018. The table below shows the summary of all non-qualified stock option activity during the three and six months ended June 30, 2025, and 2024. All options outstanding have vested. A majority of the outstanding options expire on September 30, 2025, and the remaining options outstanding expire on November 8, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-qualified Stock Options	2025	2024	2025	2024
Beginning stock options outstanding	269,525	273,206	273,206	273,206
Stock options granted	—	—	—	—
Stock options exercised	—	—	(3,681)	—
Stock options forfeited	—	—	—	—
Stock options expired	—	—	—	—
Ending stock options outstanding	269,525	273,206	269,525	273,206
    Total share-based compensation expenses were $1.3 million and $1.2 million for the three months ended June 30, 2025, and 2024, respectively, and $2.4 million and $2.6 million for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, we had $9.9 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.8 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, as well as permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
    Our effective tax rate for the three months ended June 30, 2025, was 0.9%. Our effective tax rate for the six months ended June 30, 2025, was 2.8%. Our effective tax rate differed from the statutory rate during this period due to changes in the valuation allowance established to offset our deferred tax assets. Our effective tax rate for the three and six months ended June 30, 2024, was 26.7% and 21.4%, respectively. Our effective tax rate differed from the statutory rate during these periods primarily from the permanent difference between book and tax income for the percentage depletion deduction and the effect of state tax law changes.
Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2025, and December 31, 2024, we had $30.1 million and $27.0 million, respectively, of security placed principally with the Bureau of Land Management ("BLM") and the states of Utah and New Mexico for eventual reclamation of our various facilities. As of June 30, 2025, $0.6 million consisted of long-term restricted cash deposits and $29.5 million was secured by surety bonds insured by an insurer. As of December 31, 2024, $0.6 million consisted of long-term restricted cash deposits and $26.4 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the Condensed Consolidated Balance Sheets and the surety bonds are held in place by an annual fee paid to the issuer.
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
Class Action Claim
On November 6, 2024, we were served with a class action lawsuit filed in federal district court in New Mexico. The suit alleges that Intrepid and Intrepid Potash – New Mexico, LLC violated the New Mexico Minimum Wage Act by failing to properly compensate employees for putting on and removing personal protective equipment (“PPE”). The complaint seeks all unpaid wages for putting on and removing PPE for all class members, which is alleged to exceed $5.0 million. The lawsuit is still in the early stages and we are vigorously defending against the claims. We have not recorded a loss contingency related to this matter.
Water Rights
In 2017 and 2018 the New Mexico Office of the State Engineer ("OSE") granted us preliminary and emergency authorizations to sell approximately 5,700 acre-feet of water per year from our Pecos River Water rights. The preliminary and emergency authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. On March 17, 2022, following a trial to determine the validity of our Pecos River Water rights, the Fifth Judicial District Court in New Mexico entered an order that found that of the 20,000 acre feet of water per year we claimed, our predecessors in interest had forfeited all but approximately 5,800 acre feet of water per year, and that of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017 (the "Order"). The Order limited our right to 150 acre fee per annum of water for industrial-salt processing use.
We appealed the Order to the New Mexico Court of Appeals ("NMCA"), which, on July 7, 2023, affirmed the Order. On November 17, 2023, we filed a request for the New Mexico Supreme Court ("NMSC") to reconsider and review the NMCA's decision to affirm the Order's abandonment determination. The NMSC agreed to review the NMCA's abandonment determination on February 7, 2024, and, on July 5, 2025, issued a decision upholding the NMCA’s findings. The NMSC’s decision renders the Order final.

Given the NMSC’s decision, we will have to repay for the water we sold under preliminary and emergency authorizations. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet repayment obligations or be subject to a cash repayment. Because of the uncertainty surrounding the potential volume of water for repayment and the timing and the form of repayment, we cannot reasonably estimate the amount of the potential liability and have not recorded a loss contingency in our statement of operations related to this legal matter.
Other Legal Contingencies
In May 2025, we reported to the State of New Mexico that we had an unpermitted discharge of brine at our HB facility. We have recorded an estimated liability of $2.2 million related to the potential penalties we may incur related to this unpermitted discharge. The State of New Mexico may require us to perform remediation activities related to this incident. Given the nature and location of the discharge, we have recorded an estimated environmental liability of $0.1 million for any required environmental remediation activities based on our estimate of the costs associated with expected required environmental remediation activities. However, our estimate of any required remediation costs related to the unpermitted discharge could change significantly and could have a material adverse effect on our financial condition, results of operations, or cash flows, if we are required to perform more substantial and costly remediation activities than we currently expect to perform.
We have estimated total contingent liabilities recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheets of $6.9 million as of June 30, 2025. In addition to the amounts accrued for the unpermitted discharge penalty and the estimated related environmental remediation expenses discussed above, we also have accrued a contingent liability of $3.5 million for the potential underpayment of royalties from 2012 to 2016, and $1.2 million accrued for various other items.
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
Cash Equivalents—As of June 30, 2025, we had cash equivalents of $5.8 million. As of December 31, 2024, we had cash equivalents of $2.6 million.
Held-to-Maturity Debt Investments—During the three months ended June 30, 2025, all of our held-to-maturity debt investments matured and as of June 30, 2025, we did not own any debt investment securities. As of December 31, 2024, we owned debt investment securities classified as held-to-maturity because we had the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consisted of U.S. government issued bonds. These debt securities were carried at amortized cost and consisted of the following (amounts in thousands):

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$—	$—	$—	$—
Government bonds	989	—	—	989
Total	$989	$—	$—	$989
Our held to maturity investments were recorded in "Short-term investments" on the Condensed Consolidated Balance Sheets. As of December 31, 2024, we had $1.0 million in held-to-maturity debt investment securities.
Investments in Equity Securities—In May 2020, we acquired a non-controlling equity investment in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. Initially, we accounted for this investment as an equity investment without a readily determinable fair value and elected to measure our investment, as permitted by GAAP, at cost plus or minus any adjustments for observable changes in prices resulting for orderly transactions for the identical or a similar investment of the same issuer or impairment.
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
In February 2023, we received $0.2 million in cash for our investment in WDVGL. Initially, we recorded that cash received as a liability because we were required to return the cash to WDVGL if the sale of Engineering to NESR was not finalized. The sale of Engineering to NESR has since been finalized and the recorded value of our investment in WDVGL was reduced to $3.3 million, which is the aggregate cost basis of the total shares of NESR stock we received in August 2024 related to the sale of WDVGL.

As required by Accounting Standards Codification ("ASC") Topic 321 - Investments-Equity Securities ("ASC 321"), equity securities were valued at fair value and unrealized gains and losses for investments in equity securities were included in the Condensed Consolidated Statement of Operations. In May 2025, we sold all shares of NESR we owned and received proceeds of $2.1 million. Our carrying value of the NESR shares owned was $2.5 million, and we recorded a realized loss of $0.4 million during the three months ended June 30, 2025. For the six months ended June 30, 2025, the total loss related to this investment was $0.9 million, which is included in "Other (expense) income" on the Condensed Consolidated Statement of Operations.
Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of June 30, 2025, and December 31, 2024. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2025, our proportional share of Ovation's net loss was $0.2 million and $0.2 million, respectively. For the three months ended June 30, 2024, our proportional share of Ovation's net loss was $0.1 million. For the six months ended June 30, 2024, our proportional share of Ovation's net gain was immaterial.

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

Three Months Ended June 30, 2025	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$33,994	$33,212	$4,324	$(58)	$71,472
Less: Freight costs	3,660	7,409	—	(58)	11,011
Warehousing and handling costs	1,818	1,296	—	—	3,114
Cost of goods sold	23,239	16,421	2,981	—	42,641
Lower of cost or net realizable value inventory adjustments	419	—	—	—	419
Gross Margin	$4,858	$8,086	$1,343	$—	$14,287
Depreciation, depletion, and amortization incurred[1]	$7,302	$871	$981	$497	$9,651

Six Months Ended June 30, 2025	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$77,571	$83,054	$8,724	$(117)	$169,232
Less: Freight costs	9,446	19,173	—	(117)	28,502
Warehousing and handling costs	3,529	3,075	—	—	6,604
Cost of goods sold	55,481	42,286	5,716	—	103,483
Lower of cost or net realizable value inventory adjustments	1,754	—	—	—	1,754
Gross Margin	$7,361	$18,520	$3,008	$—	$28,889
Depreciation, depletion, and amortization incurred[1]	$15,553	$1,715	$1,962	$985	$20,215

Three Months Ended June 30, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$30,034	$26,522	$5,539	$(40)	$62,055
Less: Freight costs	2,803	6,660	—	(40)	9,423
Warehousing and handling costs	1,343	1,243	—	—	2,586
Cost of goods sold	21,224	16,437	3,409	—	41,070
Lower of cost or net realizable value inventory adjustments	1,352	—	—	—	1,352
Gross Margin	$3,312	$2,182	$2,130	$—	$7,624
Depreciation, depletion, and amortization incurred[1]	$6,178	$851	$1,195	$454	$8,678

Six Months Ended June 30, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$67,610	$63,010	$10,862	$(140)	$141,342
Less: Freight costs	6,759	15,634	—	(140)	22,253
Warehousing and handling costs	3,070	2,605	—	—	5,675
Cost of goods sold	47,040	43,728	6,733	—	97,501
Lower of cost or net realizable value inventory adjustments	1,855	—	—	—	1,855
Gross Margin	$8,886	$1,043	$4,129	$—	$14,058
Depreciation, depletion and amortization incurred[1]	$13,149	$1,735	$2,266	$912	$18,062
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.
The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total sales for reportable segments	$71,530	$62,095	$169,349	$141,482
Elimination of intersegment sales	(58)	(40)	(117)	(140)
Total consolidated sales	$71,472	62,055	$169,232	$141,342

Total gross margin for reportable segments	$14,287	$7,624	28,889	$14,058
Elimination of intersegment sales	(58)	(40)	(117)	(140)
Elimination of intersegment expenses	58	40	117	140
Unallocated amounts:
Selling and administrative	8,973	7,937	18,128	16,294
Impairment of long-lived assets	1,204	831	1,866	2,208
(Gain) loss on disposal of assets	(1,274)	241	(1,456)	492
Accretion of asset retirement obligation	658	622	1,315	1,244
Other operating income	(1,222)	(1,266)	(2,506)	(2,659)
Other operating expense	2,654	887	3,250	2,413
Equity in loss (gain) of unconsolidated entities	232	116	232	(33)
Interest expense, net	66	—	171	—
Interest income	(651)	(547)	(1,026)	(791)
Other non-operating expense (income)	354	(60)	820	(68)
Income (loss) before income taxes	$3,293	$(1,137)	$8,095	$(5,042)
Significant components of cost of goods sold are also provided to our CODM to further evaluate segment performance and are shown below (in thousands);

For the Three Months Ended June 30, 2025	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$7,473	$7,000	$1,228	$15,701
Maintenance	1,756	2,225	122	4,103
Utilities and fuel	1,849	1,054	297	3,200
Operating supplies	1,215	2,324	91	3,630
Depreciation	6,416	783	975	8,174
Other[1]	4,530	3,035	268	7,833
Total cost of goods sold	$23,239	$16,421	$2,981	$42,641

For the Six Months Ended June 30, 2025	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$17,678	$18,206	$2,381	$38,265
Maintenance	4,297	5,541	333	10,171
Utilities and fuel	4,502	2,707	466	7,675
Operating supplies	3,222	6,253	113	9,588
Depreciation	15,151	2,064	2,001	19,216
Other[1]	10,631	7,515	422	18,568
Total cost of goods sold	$55,481	$42,286	$5,716	$103,483

For the Three Months Ended June 30, 2024	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$6,873	$7,529	$866	$15,268
Maintenance	1,528	2,001	243	3,772
Utilities and fuel	2,037	1,055	216	3,308
Operating supplies	1,228	1,972	75	3,275
Depreciation	5,751	1,018	1,198	7,967
Other[1]	3,807	2,862	811	7,480
Total cost of goods sold	$21,224	$16,437	$3,409	$41,070

For the Six Months Ended June 30, 2024	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$14,740	$19,901	$1,914	$36,555
Maintenance	3,226	5,134	510	8,870
Utilities and fuel	4,802	2,873	438	8,113
Operating supplies	2,865	5,039	133	8,037
Depreciation	12,625	3,094	2,301	18,020
Other[1]	8,782	7,687	1,437	17,906
Total cost of goods sold	$47,040	$43,728	$6,733	$97,501

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
•our ability to comply with the terms of our revolving credit facility, including any underlying covenants;
•write-downs of the carrying value of assets;
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
• Tariffs and retaliatory tariffs. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and additional tariffs based on a country's trade deficit with the United States. The announcement of tariffs has led, and may continue to lead, to retaliatory tariffs by other countries. Shortly after the announcement of tariffs, the U.S. paused a majority of the additional tariffs for 90 days, until July 9, 2025, followed by an extension of the pause through August 1, 2025. On August 1, 2025, the U.S. increased certain tariffs, including on Canadian products, among others. This activity is creating uncertainty regarding the extent and impact of tariffs on our business and the economy. Since April, certain materials, such as steel and aluminum, have been subject to increased tariff rates, regardless of country of origin, and the duration of these tariffs is unknown. The U.S continues to negotiate with trade partners on potential agreements, the outcome of which remains uncertain. For now, all products covered by the United States-Mexico-Canada Agreement (USMCA), which includes the majority, if not all, of Canadian-produced potash, remain tariff-free. Tariffs, or the potential for tariffs, may affect the costs and availability of raw materials, affect our customers' purchasing decisions, contribute to increases in operating costs through increases in product and equipment costs, wages, and energy, or have other related impacts to our business and the markets in which we operate.
• Potash pricing and demand. Our potash average net realized sales price per ton(1) decreased to $361 for the three months ended June 30, 2025, compared to $405 for the same period in 2024, as Midwest warehouse prices during the spring season were lower compared to the same period of the prior year, and we sold a smaller percentage of our product into feed markets due to higher overall sales volumes. Our first half 2025 average net realized sales price per ton decreased to $332 compared to $399 for the same period in 2024, as pricing to begin the year was $70 per ton lower than in 2024, and we sold a smaller percentage of our product into feed markets due to higher overall sales volumes. Sales volume increased 25% and 33% in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, as improved production volumes during 2024 led to more tons available for sale in the spring of 2025.
Potash prices continued to strengthen during the second quarter as increased corn acres led to strong demand across the U.S. Midwest warehouse reference prices were $370 per ton at the beginning of the second quarter and increased to $390 per ton in May 2025. In June 2025, potash summer-fill pricing was announced at $390 per ton and increased to $410 per ton shortly after the fill period ended. The response to the fill period was generally positive, with most customers placing orders for most of their third quarter needs. Pricing continues to be supported by strong agricultural demand, tightening global supply, and recent contract settlements with China and India that are supportive of U.S price levels.
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

• Trio® pricing and demand. Our Trio® average net realized sales price per ton(1) increased to $368 and $352 for the three and six months ended June 30, 2025, respectively, compared to $314 and $306, respectively for the same periods in 2024, as rising potash prices and higher sulfate price levels led to increased Trio® prices. Sales volumes in the three and six months ended June 30, 2025, increased 11% and 18%, respectively, compared to the same periods in 2024, due to an increase in production rates and an acreage shift to corn in traditional Trio® markets which led to strong demand throughout the first half of 2025.
Strong demand from our historic customers and rising potash prices supported Trio® price levels during the second quarter. Our posted price began the second quarter at $395 per ton and we were able to realize these prices on spot truck and rail sales during the quarter, with the full benefit of those prices levels expected to be realized in the third quarter. Pricing increased another $20 per ton in June 2025 in response to rising potash price levels. Normal seasonality in fall sulfate demand is expected to reduce Trio® pricing as we approach the fall season. Our ability to realize these prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases, and the price and availability of other potassium products.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Water sales. In the three and six months ended June 30, 2025, total water sales were $0.6 million and $2.1 million, respectively, compared to $2.6 million and $4.7 million, respectively, during the same periods of 2024. Sales decreased in 2025 compared to the prior year as we sold less water from our Caprock water rights and at our South Ranch as the market continues to trend towards more use of recycled water in oil and gas operations. We continue to pursue opportunities to supply or source water for additional fracs on our South Ranch, although the timing of those opportunities, if any, is uncertain.
    See Note 14 of our unaudited Condensed Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts that are derived from our potash and Trio® operations. Byproduct sales were $6.2 million and $12.6 million during the three and six months ended June 30, 2025, respectively, compared to $6.0 million and $11.4 million, respectively, for the same periods of 2024. Byproduct sales increased in both periods compared to the prior year, due primarily to increased sales of magnesium chloride as our customer was able to destock inventory that impacted 2024 sales volumes and return to more normal seasonal volumes in the first half of 2025.
• Weather Impact. After favorable weather conditions for evaporation to start to the 2025-2026 harvest year, the Carlsbad, New Mexico area where our HB facilities are located experienced above average rainfall during June and July of 2025, which has led to below average evaporation and reduced pond inventory at the end of July 2025, compared to July 2024. We expect the below average evaporation will reduce the first half 2026 production from our HB facility by approximately 20,000 tons. In response to the reduced pond inventory, we plan to shut down our HB mill for a few weeks in September to maximize potential late season evaporation. This will shift approximately 15,000 tons of 2025 production into the spring of 2026.
• HB AMAX Cavern. In July, we successfully drilled the sample well into one of the lowest sections of the AMAX mine; unfortunately, the brine pool that we anticipated encountering based on our imaging was not present. Given this outcome, we are continuing our evaluation of options to pursue an injection well and pipeline that would connect the AMAX mine to our HB injection system. Timing of construction will depend on further technical review and quantifying permitting requirements. Without AMAX brine available for 2026, we anticipate our overall brine grade into our HB pond system will be reduced. We expect this will decrease our 2026 production by approximately 25,000 tons, in addition to the weather impact discussed above.
• Other oilfield products and services. Our revenue from brine and other oilfield products and services, excluding water, recorded in our oilfield solutions segment increased to $3.7 million and $6.7 million in the three and six months ended June 30, 2025, respectively, compared to $3.0 million and $6.1 million, respectively, in the same periods of 2024, due primarily to the timing of recognizing surface use and easement revenues on our Intrepid South Ranch.
(1) Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales[1]	$71,472	$62,055	$169,232	$141,342

Cost of goods sold	$42,641	$41,070	$103,483	$97,501

Gross Margin	$14,287	$7,624	$28,889	$14,058

Selling and administrative	$8,973	$7,937	$18,128	$16,294

Net Income (Loss)	$3,263	$(833)	$7,869	$(3,963)

Average net realized sales price per ton[2]
Potash	$361	$405	$332	$399
Trio®	$368	$314	$352	$306
1Sales include sales of byproducts which were $6.2 million and $6.0 million for the three months ended June 30, 2025, and 2024, respectively, and $12.6 million and $11.4 million for the six months ended June 30, 2025, and 2024, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended June 30, 2025, and 2024
Sales
Our total sales for the three months ended June 30, 2025, increased $9.4 million, or 15%, compared to the same period in 2024, as Trio® segment sales increased $6.7 million and potash segment sales increased $4.0 million, partially offset by a decrease of $1.2 million in oilfield solutions segment sales.
Our Trio® segment sales increased $6.7 million, or 25%, in the three months ended June 30, 2025, compared to the same period in 2024, as we sold 11% more tons of Trio® as we had more tons available to sell due to an increase in Trio® tons produced over the past 12 months and increased corn acres during 2025, compared to 2024, led to an increase in overall nutrient demand. Our Trio® average net realized sales price per ton increased 17% due to strong prices of the individual nutrient components of Trio®, particularly sulfate.
Our total potash segment sales increased $4.0 million during the three months ended June 30, 2025, compared to the same period in 2024, as potash sales increased $3.6 million and potash segment byproduct sales increased $0.3 million. During the three months ended June 30, 2025, we sold 25% more tons of potash, compared to the same period in 2024, as we had more tons to sell due to increased potash production over the past 12 months, partially offset by a decrease of 11% in our average net realized sales price per ton as Midwest warehouse prices during the 2025 spring season were lower and we sold a smaller percentage of our product into feed markets due to higher overall sales volumes. Potash segment byproduct sales increased during the three months ended June 30, 2025, compared to the same period in 2024, due to an increase in magnesium chloride sales. Our magnesium chloride sales during the three months ended June 30, 2024, were negatively impacted as our customer entered 2024 with excess inventory. Our customer sold its excess magnesium chloride inventory during 2024, and returned to normal seasonal volumes during the three months ended June 30, 2025.
Our oilfield solutions segment sales, which include sales of water, brine water, surface use, and easements, decreased $1.2 million, or 22%, in the three months ended June 30, 2025, compared to the same period in 2024, driven by a $2.0 million decrease in water sales partially offset by a $0.9 million increase in surface use and easement revenues. Our oilfield solutions segment water revenues decreased during the three months ended June 30, 2025, compared to the same period in 2024, due to reduced oilfield activity on and around Intrepid South and decreased sales from our Caprock wells. Our surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, increased $0.3 million in the three months ended June 30, 2025, compared to the same period in 2024, due to an increase in magnesium chloride sales, as discussed above.
Cost of Goods Sold

Our total cost of goods sold increased $1.6 million during the three months ended June 30, 2025, compared to the same period in 2024, as potash segment cost of goods sold increased $2.0 million, partially offset by a $0.4 million decrease in our oilfield solutions cost of goods sold.
Our potash segment cost of goods sold increased $2.0 million, or 9%, during the three months ended June 30, 2025, compared to the same period in 2024, as we sold 25% more tons of potash in the three months ended June 30, 2025, compared to the same period in 2024. Our potash production costs per ton decreased throughout 2024 and the first half of 2025 due to increased production volumes at all our facilities. This resulted in a lower carrying cost per ton for our finished goods inventory to begin 2025, compared to 2024, improving our per ton cost of goods sold in the three months ended June 30, 2025. A significant portion of our production costs are fixed and an increase in the number of potash tons produced decreases our per ton production costs.
Our Trio® segment cost of goods sold was unchanged, during the three months ended June 30, 2025, compared to the same period in 2024, even though we sold 11% more tons. Our weighted average carrying cost per Trio® ton decreased during the three months ended June 30, 2025, compared to the same period in 2024, due to improved production rates throughout 2024 and the first half of 2025. A significant portion of our Trio® production costs are fixed and an increase in the number of tons produced decreases our per ton production costs.
Our oilfield solutions cost of goods sold decreased $0.4 million, or 13%, during the three months ended June 30, 2025, compared to the same period in 2024, mainly due to reduced water sales.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the three months ended June 30, 2025, we incurred $0.4 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected average net realized sales price for those products. We incurred $1.4 million in lower of cost or net realizable value inventory adjustments in our potash segment in the three months ended June 30, 2024.
Gross Margin
During the three months ended June 30, 2025, we generated gross margin of $14.3 million compared to gross margin of $7.6 million during the same period in 2024. As discussed above, our gross margin increased during the three months ended June 30, 2025, due to increased sales combined with lower per ton cost of goods sold for both potash and Trio®.
Selling and Administrative Expenses
    During the three months ended June 30, 2025, selling and administrative expenses increased $1.0 million, or 13%, compared to the same period in 2024, as we recorded approximately $0.6 million of severance related expenses and other professional services expenses increased $0.5 million as we used more outside consultants during the three months ended June 30, 2025.
Impairment Expense
    During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the three months ended June 30, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $1.2 million and $0.8 million in the three months ended June 30, 2025, and 2024, respectively.
Other Operating Expense
    Other operating expense increased $1.8 million during the three months ended June 30, 2025, compared to the same period in 2024, mainly due to a $2.2 million contingent liability recorded during the three months ended June 30, 2025, for potential fines related to an unpermitted discharge at one of our facilities. See further discussion related to the unpermitted discharge in Note 14—Commitments and Contingencies to the Condensed Consolidated Financial Statements.
Income Tax Expense
    During the three months ended June 30, 2025, we incurred an immaterial amount of income tax expense compared to income tax benefit of $0.3 million during the same period in 2024. Since December 31, 2024, we have had a full valuation allowance recorded against our deferred tax assets.
Net Income
    We generated net income of $3.3 million during the three months ended June 30, 2025, compared to a net loss of $0.8 million in the same period in 2024, due to the factors discussed above.

Consolidated Results for the Six Months Ended June 30, 2025, and 2024
Sales
Our total sales for the six months ended June 30, 2025, increased $27.9 million, or 20%, compared to the same period in 2024, as Trio® segment sales increased $20.0 million and potash segment sales increased $10.0 million, partially offset by a decrease of $2.1 million in oilfield solutions segment sales.
Our Trio® segment sales increased $20.0 million, or 32%, in the six months ended June 30, 2025, compared to the same period in 2024, as we sold 18% more tons of Trio® because we had more inventory to sell due to increased production in 2024 and the first half of 2025, and our Trio® average net realized sales price per ton increased 15% in the six months ended June 30, 2025, compared to the same period in 2024, as increased sulfate price levels more than offset reduced potassium prices at the beginning of 2025, compared to the prior year period, and were supported by increasing potash prices during the second quarter of 2025.
Our total potash segment sales increased $10.0 million for the six months ended June 30, 2025, compared to the same period in 2024, as potash sales increased $8.6 million and potash segment byproduct sales increased $1.4 million. During the six months ended June 30, 2025, we sold 33% more tons of potash, compared to the same period in 2024, as we had more tons to sell due to increased production in 2024 and the first half of 2025. During the six months ended June 30, 2025, our average net realized sales price per ton decreased 17% as potash list prices at the beginning of 2025 were approximately $70 per ton lower than at the beginning of 2024. List potash prices increased throughout the first and second quarters of 2025 as demand increased due to farmers planting more corn acreage in 2025, compared to 2024.
Potash segment byproduct sales increased, compared to the same period in 2024, due to increased magnesium chloride sales. Our magnesium chloride sales during the six months ended June 30, 2024, were negatively impacted as our customer entered 2024 with excess inventory. Our customer sold its excess magnesium chloride inventory during 2024, and returned to normal seasonal volumes during the six months ended June 30, 2025.
Our oilfield solutions segment sales, which include sales of water, brine water, surface use, and easements, decreased $2.1 million, or 20%, in the six months ended June 30, 2025, compared to the same period in 2024, driven by a $2.7 million decrease in water sales partially offset by a $0.6 million increase in surface use and easement revenues. Our oilfield solutions segment water revenues decreased during the six months ended June 30, 2025, compared to the same period in 2024, due to reduced oilfield activity on and around Intrepid South and decreased sales from our Caprock wells. Our surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
Cost of Goods Sold
Our total cost of goods sold increased $6.0 million during the six months ended June 30, 2025, compared to the same period in 2024, as potash segment cost of goods sold increased $8.4 million, partially offset by decreases in Trio® segment and oilfield solutions segment cost of goods of $1.4 million, and $1.0 million, respectively.
Our potash segment cost of goods sold increased $8.4 million, or 18%, during the six months ended June 30, 2025, compared to the same period in 2024, even though we sold 33% more tons of potash in the six months ended June 30, 2025, compared to the same period in 2024. Our potash production costs per ton decreased throughout 2024 and the first half of 2025 due to increased production volumes at all our facilities. This resulted in a lower carrying cost per ton for our finished goods inventory sold in 2025, compared to 2024, improving our per ton cost of goods sold in the six months ended June 30, 2025. A significant portion of our production costs are fixed and an increase in the number of potash tons produced decreases our per ton production costs. Finally, lower of cost or net realizable value potash inventory adjustments recorded in previous quarters lowered our weighted average carrying cost per potash ton at the beginning of 2025.
Our Trio® segment cost of goods sold decreased $1.4 million, or 3%, during the six months ended June 30, 2025, compared to the same period in 2024, even though we sold 18% more tons. Our weighted average carrying cost per Trio® ton decreased during the six months ended June 30, compared to the same period in 2024, due to improved production rates throughout 2024 and the first half of 2025 and a decrease in production labor costs, as we stopped operating an additional underground shift in March 2024 at our East facility. A significant portion of our Trio® production costs are fixed and an increase in the number of tons produced decreases our per ton production costs.
Our oilfield solutions cost of goods sold decreased $1.0 million, or 15%, during the six months ended June 30, 2025, compared to the same period in 2024, mainly due to reduced water sales.
Lower of Cost or Net Realizable Value Inventory Adjustments

In the six months ended June 30, 2025, we incurred $1.8 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected average net realized sales price for those products. We incurred $1.9 million in lower of cost or net realizable value inventory adjustments in our potash segment in the six months ended June 30, 2024.
Gross Margin
During the six months ended June 30, 2025, we generated gross margin of $28.9 million compared to gross margin of $14.1 million during the same period in 2024. As discussed above, our gross margin increased during the six months ended June 30, 2025, due to increased sales combined with lower per ton cost of goods sold for both potash and Trio®.
Selling and Administrative Expenses
    During the six months ended June 30, 2025, selling and administrative expenses increased $1.8 million, or 11%, compared to the same period in 2024, as we recorded approximately $0.6 million of severance related expenses, and our administrative labor and benefits expenses increased $0.6 million mainly due to an increase in base salary and bonus package provided to our CEO, who was hired in December 2024. Finally, other professional services expenses increased $0.5 million during the first six months of 2025, compared to the same period in 2024, as we used more outside consultants.
Impairment Expense
    During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the six months ended June 30, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $1.9 million and $2.2 million in the six months ended June 30, 2025, and 2024, respectively.
Other Operating Expense
    Other operating expense increased $0.8 million during the six months ended June 30, 2025, compared to the same period in 2024, mainly due to a $2.2 million contingent liability recorded during the three months ended June 30, 2025, for potential fines related to an unpermitted discharge at one of our facilities. See further discussion related to the unpermitted discharge in Note 14—Commitments and Contingencies to the Condensed Consolidated Financial Statements. During the six months ended June 30, 2024, we recorded a $0.9 million contingent liability for royalties assessed by the State of New Mexico on certain water sales and $0.5 million related to various miscellaneous items.
Income Tax Expense
    During the six months ended June 30, 2025, we incurred income tax expense of $0.2 million compared to income tax benefit of $1.1 million during the same period in 2024, as since December 31, 2024, we have a full valuation allowance against our deferred tax assets.
Net Income
    We generated net income of $7.9 million during the six months ended June 30, 2025, compared to a net loss of $4.0 million in the same period in 2024, due to the factors discussed above.

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2025	2024	2025	2024
Sales[1]	$33,994	$30,034	$77,571	$67,610
Less: Freight costs	3,660	2,803	9,446	6,759
Warehousing and handling costs	1,818	1,343	3,529	3,070
Cost of goods sold	23,239	21,224	55,481	47,040
Lower of cost or net realizable value inventory adjustments	419	1,352	1,754	1,855
Gross Margin	$4,858	$3,312	$7,361	$8,886
Depreciation, depletion, and amortization incurred[2]	$7,302	$6,178	$15,553	$13,149

Potash sales volumes (in tons)	69	55	172	129
Potash production volumes (in tons)	44	40	137	127

Average potash net realized sales price per ton[3]	$361	$405	$332	$399
1 Sales include sales of byproducts which were $6.2 million and $5.9 million for the three months ended June 30, 2025, and 2024, respectively, and $12.4 million and $11.1 million for the six months ended June 30, 2025, and 2024, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2025, and 2024
Our total sales in the potash segment increased $4.0 million in the three months ended June 30, 2025, compared to the same period in 2024, as potash sales recorded in the potash segment increased $3.6 million and potash segment byproduct sales increased $0.3 million.
Our potash sales increased in the three months ended June 30, 2025, compared to the same period in 2024, as we sold 25% more tons of potash, partially offset by a decrease of 11% in our average net realized sales price per ton. We sold more tons of potash in the three months ended June 30, 2025, compared to the same period in 2024, as we had more potash to sell due to increased production during the second half of 2024 and the first half of 2025. Our average net realized sales price per ton decreased compared to the prior year as Midwest warehouse prices during the 2025 spring season were lower and we sold a smaller percentage of our product into feed markets due higher overall sales volumes.
Our potash segment byproduct sales increased $0.3 million during the three months ended June 30, 2025, compared to the same period in 2024, due to an increase in magnesium chloride sales. Our magnesium chloride sales during the three months ended June 30, 2024, were negatively impacted as our customer entered 2024 with excess inventory. Our customer sold its excess magnesium chloride inventory during 2024, and returned to normal seasonal volumes during the three months ended June 30, 2025.
Potash segment freight expense increased 31% in the three months ended June 30, 2025, compared to the same period in 2024, as we sold 25% more tons of potash. Our potash freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased $2.0 million, or 9%, during the three months ended June 30, 2025, compared to the same period in 2024, even though we sold 25% more tons of potash in the three months ended June 30, 2025, compared to the same period in 2024. Our potash production cost per ton decreased during the second half of 2024 and the first half of 2025 due to increased production volumes at all our facilities. Increased production resulted in a lower carrying cost per ton for our finished goods inventory to begin the second quarter of 2025, compared to 2024, improving our per ton cost of goods sold in the second quarter of 2025. A significant portion of our production costs are fixed and an increase in the number of potash tons produced decreases our per ton production costs. Finally, lower of cost or net realizable value potash inventory adjustments recorded in previous quarters at our Wendover facility also lowered our weighted average carrying cost per potash ton to begin the second quarter of 2025.
During the three months ended June 30, 2025, we recorded lower of cost or net realizable value inventory adjustments of $0.4 million as our weighted average carrying cost per ton for inventoried potash products at our Wendover facility was higher than our expected average net realizable sales price per ton for those products. Potash production at our Wendover facility remained below historical production levels, which increased our weighted average carrying costs. However, we expect potash production at Wendover to improve beginning in the fall of 2025, due to the construction of the new primary pond in Wendover that was placed in service at the end of the second quarter of 2024. We recorded $1.4 million in lower of cost or net realized value inventory adjustments in the potash segment in the second quarter of 2024.
Our potash segment gross margin increased $1.5 million in the three months ended June 30, 2025, compared to the same period in 2024, due to the factors discussed above.
Six Months Ended June 30, 2025, and 2024
Our total sales in the potash segment increased $10.0 million in the six months ended June 30, 2025, compared to the same period in 2024, as potash sales recorded in the potash segment increased $8.6 million and potash segment byproduct sales increased $1.4 million.
Our potash sales increased in the six months ended June 30, 2025, compared to the same period in 2024, as we sold 33% more tons of potash, partially offset by a decrease of 17%, in our average net realized sales price per ton. Our average net realized sales price per ton decreased compared to the prior year as potash list prices at the beginning of 2025 were approximately $70 per ton lower than at the beginning of 2024. We sold more tons of potash in the six months ended June 30, 2025, compared to the same period in 2024, as we had more potash to sell due to increased production during the second half of 2024 and the first half of 2025.
Our potash segment byproduct sales during the six months ended June 30, 2025, compared to the same period in 2024, increased $1.4 million due to an increase in magnesium chloride sales. Our magnesium chloride sales during the six months ended June 30, 2024, were negatively impacted as our customer entered 2024 with excess inventory. Our customer sold its excess magnesium chloride inventory during 2024, and returned to normal seasonal volumes during the six months ended June 30, 2025.
Potash segment freight expense increased 40% in the six months ended June 30, 2025, compared to the same period in 2024, as we sold 33% more tons of potash. A portion of increased sales volumes during the six months ended June 30, 2025, were to customers located farther away from our plants, compared to the same period in 2024. Our potash freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased $8.4 million, or 18%, during the six months ended June 30, 2025, compared to the same period in 2024, even though we sold 33% more tons of potash in the six months ended June 30, 2025, compared to the same period in 2024. Our potash production cost per ton decreased in 2024, due to increased production volumes at all our facilities. This resulted in a lower carrying cost per ton for our finished goods inventory as the beginning of 2025, compared to 2024, improving our per ton cost of goods sold in the six months ended June 30, 2025. In addition to the increased production in 2024, we produced 8% more tons of potash during the six months ended June 30, 2025, compared to the same period during 2024, which lowered our per ton production costs. A significant portion of our production costs are fixed and an increase in the number of potash tons produced decreases our per ton production costs. Finally, lower of cost or net realizable value potash inventory adjustments recorded in 2024 lowered our weighted average carrying cost per potash ton to begin 2025.
During the six months ended June 30, 2025, we recorded lower of cost or net realizable value inventory adjustments of $1.8 million as our weighted average carrying cost per ton for inventoried potash products at our Wendover facility was higher than our expected average net realizable sales price per ton for those products. Potash production at our Wendover facility remained below historical production levels, which increased our weighted average carrying costs. However, we expect potash production at Wendover to improve beginning in the fall of 2025, due to the construction of the new primary pond in Wendover that was placed in service at the end of the second quarter of 2024. We recorded $1.9 million in lower of cost or net realized value inventory adjustments in the potash segment in the first half of 2024.
Our potash segment gross margin decreased $1.5 million in the six months ended June 30, 2025, compared to the same period in 2024, due to the factors discussed above.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Agricultural	75%	71%	80%	76%
Industrial	5%	4%	3%	3%
Feed	20%	25%	17%	21%

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2025	2024	2025	2024
Sales[1]	$33,212	$26,522	$83,054	$63,010
Less: Freight costs	7,409	6,660	19,173	15,634
Warehousing and handling costs	1,296	1,243	3,075	2,605
Cost of goods sold	16,421	16,437	42,286	43,728
Gross Margin	$8,086	$2,182	$18,520	$1,043
Depreciation, depletion, and amortization incurred[2]	$871	$851	$1,715	$1,735

Sales volumes (in tons)	70	63	181	154
Production volumes (in tons)	70	68	132	122

Average Trio® net realized sales price per ton[3]	$368	$314	$352	$306
1 Sales include sales of byproducts which were immaterial and $0.1 million for the three months ended June 30, 2025, and 2024, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2025, and 2024, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2025, and 2024
Trio® segment sales increased 25% during the three months ended June 30, 2025, compared to the same period in 2024. Trio® sales increased $6.8 million, partially offset by a decrease of $0.1 million Trio® segment byproduct sales. Trio® sales increased primarily due to an 11% increase in tons sold, combined with a 17% increase in our average net realized sales price per ton. Our average net realized sales price per ton increased during the three months ended June 30, 2025, compared to the same period in 2024, as increased sulfate prices and strong demand drove prices higher. We sold more tons during the three months ended June 30, 2025, compared to the same period in 2024, as we had more tons to sell due to continued increased production and nutrient demand was strong as farmers planted more corn acres.
Trio® freight costs increased 11% during the three months ended June 30, 2025, compared to the same period in 2024, as we sold 11% more tons. Our Trio® freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold were virtually unchanged in the three months ended June 30, 2025, compared to the same period in 2024, even though we sold 11% more tons. Our production costs per ton improved over the past twelve months due to production increases. A significant portion of our production costs are fixed and increases in production lowers our per ton production costs.
Our Trio® segment generated gross margin of $8.1 million in the three months ended June 30, 2025, compared to gross deficit of $2.2 million in the same period in 2024, mainly due to increased sales in our Trio® segment combined with an improvement in our Trio® cost of goods sold per ton.

Impairment Expense
During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any new Trio® segment capital spending during the three months ended June 30, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets, and we recorded an additional impairment of $1.2 million and $0.8 million, respectively. Although we have reduced capital spending at our East facility compared to prior years, we expect to incur additional capital expenditures in future periods for our Trio® segment assets that we will likely have to impair.
Six Months Ended June 30, 2025, and 2024
Trio® segment sales increased 32% during the six months ended June 30, 2025, compared to the same period in 2024. Trio® sales increased $20.2 million as we sold 18% more tons, combined with a 15% increase in our average net realized sales price per ton. We sold more tons as we had more product to sell due to increased production over the past twelve months. Our average net realized sales price per ton increased during the six months ended June 30, 2025, compared to the same period in 2024, due to strong prices of the individual nutrient components of Trio®, particularly sulfate.
Trio® freight costs increased 23% during the six months ended June 30, 2025, compared to the same period in 2024, as we sold 18% more tons. Our Trio® freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 3% in the six months ended June 30, 2025, compared to the same period in 2024, even though we sold 18% more tons. Our cost of goods sold was positively impacted by improved production rates throughout 2024, which led to a lower carrying cost per ton for our finished goods inventory to begin 2025, and decreases in production labor and maintenance costs, as we stopped operating an additional underground shift in March 2024 at our East facility. A significant portion of our production costs is fixed and an increase in the number of tons produced decreases our per ton production costs.
Our Trio® segment generated gross margin of $18.5 million in the six months ended June 30, 2025, compared to gross margin of $1.0 million in the same period in 2024, mainly due to increased sales in our Trio® segment combined with an improvement in our Trio® cost of goods sold per ton.
Impairment Expense
During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any new Trio® segment capital spending during the six months ended June 30, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets, and we recorded an additional impairment of $1.9 million and $2.2 million, respectively. Although we have reduced capital spending at our East facility compared to prior years, we expect to incur additional capital expenditures in future periods for our Trio® segment assets that we will likely have to impair.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and six months ended June 30, 2025, and 2024.

	United States	Export
For the Three Months Ended June 30, 2025	88%	12%
For the Six Months Ended June 30, 2025	90%	10%

For the Three Months Ended June 30, 2024	88%	12%
For the Six Months Ended June 30, 2024	88%	12%

Oilfield Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Sales	$4,324	$5,539	$8,724	$10,862
Less: Cost of goods sold	2,981	3,409	5,716	6,733
Gross Margin	$1,343	$2,130	$3,008	$4,129
Depreciation, depletion, and amortization incurred	$981	$1,195	$1,962	$2,266

Three Months Ended June 30, 2025, and 2024
    Our oilfield solutions segment sales decreased $1.2 million in the three months ended June 30, 2025, compared to the same period in 2024, due to a $2.0 million decrease in water sales, partially offset by a $0.9 million increase in surface use and easement sales. Our water sales decreased during the three months ended June 30, 2025, due to reduced oilfield activity on and around Intrepid South and decreased sales from our Caprock wells during the three months ended June 30, 2025. Surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
    Our cost of goods sold decreased $0.4 million, or 13%, in the three months ended June 30, 2025, compared to the same period in 2024, mainly due to reduced water sales.
Gross margin for the three months ended June 30, 2025, decreased $0.8 million compared to the same period in 2024, due to the factors discussed above.
Six Months Ended June 30, 2025, and 2024
    Our oilfield solutions segment sales decreased $2.1 million in the six months ended June 30, 2025, compared to the same period in 2024, due to a $2.7 million decrease in water sales, partially offset by a $0.6 million increase in surface use and easement sales. Our water sales decreased during the six months ended June 30, 2025, due to reduced oilfield activity on and around Intrepid South and decreased sales from our Caprock wells during the six months ended June 30, 2025. Surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
    Our cost of goods sold decreased $1.0 million, or 15%, in the six months ended June 30, 2025, 2025, compared to the same period in 2024, mainly due to reduced water sales.
Gross margin for the six months ended June 30, 2025, 2025, decreased $1.1 million compared to the same period in 2024, due to the factors discussed above.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three months ended June 30, 2025, our average royalty rate for potash and Trio® combined was 5.2%. For the six months ended June 30, 2025, our average royalty rate for potash and Trio® combined was 5.0%. For the three and six months ended June 30, 2024, our average royalty rate for potash and Trio® combined was 4.7%.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the six months ended June 30, 2025, was 2.8%. Our effective tax rate differed from the statutory rate during this period due to the valuation allowance established to offset our deferred tax assets. Our effective tax rate for the six months ended June 30, 2024, was 21.4% which differed from the statutory rate during this period primarily from the permanent difference between book and tax income for the percentage depletion deduction and the effect of state tax law changes.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the six months ended June 30, 2025, we incurred $0.2 million of income tax expense. For the six months ended June 30, 2024, we realized income tax benefit of $1.1 million.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on our Condensed Consolidated Balance Sheets and thus increase or decrease the deferred tax benefit or deferred income tax expense on the income statement.

Capital Investments
    During the three and six months ended June 30, 2025, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $4.1 million and $12.4 million, respectively.
We expect to make capital investments in 2025 of $32 million to $37 million, with the majority of this being sustaining capital. We may adjust our investment plans as our expectations for 2025 change. We anticipate our 2025 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $85.0 million, compared to $41.3 million at December 31, 2024. The increase in our cash balance during the first half of 2025 was due primarily to increased potash and Trio® segment sales.
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
The following summarizes our cash flow activity for the six months ended June 30, 2025, and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows provided by operating activities	$50,860	$69,278
Cash flows used in investing activities	$(5,798)	$(16,407)
Cash flows used in financing activities	$(1,318)	$(5,275)

Operating Activities
Net cash provided by operating activities through June 30, 2025, was $50.9 million, a decrease of $18.4 million compared with the six months of 2024, mainly due to a $45 million cash payment received in January 2024 under the cooperative development agreement and Amendment with XTO, partially offset by the increase in sales during the first six months of 2025, compared to the first six months of 2024.
Investing Activities
    Net cash used in investing activities decreased by $10.6 million in the first six months of 2025, compared with the same period in 2024, due to a decrease in capital spending partially offset by a lower amount of proceeds received for the sale of equipment.
Financing Activities
Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date of August 4, 2027. As of June 30, 2025, borrowings under the credit facility bear interest at the SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three and six months ended June 30, 2025, we made no borrowings and made no repayments under the revolving credit facility. During the three months ended June 30, 2024, we made no borrowings and made no repayments under the revolving credit facility. During the six months ended June 30, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. As of June 30, 2025, and December 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of June 30, 2025, we were in compliance with all applicable covenants under the revolving credit facility.
    As of August 1, 2025, we had approximately $87.0 million in cash and cash equivalents and no borrowings under the revolving credit facility. We have $150.0 million of remaining availability under the revolving credit facility as of July 31, 2025.
Share Repurchase Program—In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022, with approximately $13 million remaining available under the repurchase program authorization. For the six months ended June 30, 2025, we did not repurchase any shares under the share repurchase program.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,
	2025		2024
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$33,994	$33,212	$30,034	$26,522
Less: Segment byproduct sales	6,195	20	5,896	109
Freight costs	2,859	7,409	1,871	6,660
Subtotal	$24,940	$25,783	$22,267	$19,753

Divided by:
Tons sold	69	70	55	63
Average net realized sales price per ton	$361	$368	$405	$314

	Six Months Ended June 30,
	2025		2024
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$77,571	$83,054	$67,610	$63,010
Less: Segment byproduct sales	12,449	184	11,060	313
Freight costs	7,996	19,173	5,017	15,634
Subtotal	$57,126	$63,697	$51,533	$47,063

Divided by:
Tons sold	172	181	129	154
Average net realized sales price per ton	$332	$352	$399	$306

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2024, describes our exposure to market risk. There have been no material changes to our market risk exposure since December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and additional tariffs based on a country's trade deficit with the United States. The announcement of tariffs has led, and may continue to lead, to retaliatory tariffs by other countries. Shortly after the announcement of tariffs, the U.S. paused a majority of the additional tariffs for 90 days until July 9, 2025, followed by an extension of the pause through August 1, 2025. In addition to the pause on the announced tariffs, the U.S. government has indicated that it has plans to increase certain tariffs, including on Canadian products, among others. This activity is creating uncertainty regarding the extent and impact of tariffs on our business and the economy. Tariffs, or the potential for tariffs, may affect the costs and availability of raw materials, affect our customers' purchasing decisions, contribute to increases in operating costs through increases in product and equipment costs, wages, and energy, or have other related impacts to our business and the markets in which we operate.
Additionally, we are subject to significant regulation under MSHA and OSHA. High-profile mining accidents could prompt governmental authorities to enact new laws and regulations that apply to our operations or to more strictly enforce existing laws and regulations. See also “Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs[2]
April 1, 2025 through April 30, 2025	3,791	29.63	—	$12,987,860
May 1, 2025 through May 31, 2025	1,881	32.57	—	12,987,860
June 1, 2025 through June 30, 2025	—	$—	—	12,987,860
Total	5,672	$30.61	—	$12,987,860
1 Represents shares of common stock we withheld to cover withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the remaining dollar amount available to repurchase shares of common stock under the $35 million share repurchase program approved by the Board of Directors in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We did not repurchase any shares during the three months ended June 30, 2025, and we may suspend or discontinue the share repurchase program at any time.

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

ITEM 5.OTHER INFORMATION
    During the three months June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

INTREPID POTASH, INC. (Registrant)

Dated: August 7, 2025	/s/ Kevin S. Crutchfield
Kevin S. Crutchfield - Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2025	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer (Principal Financial Officer)