Form 10-Q
period 2025-09-30
Intrepid Potash, Inc.
filed 2025-11-06
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	September 30, 2025
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of October 31, 2025, the registrant had outstanding 13,426,932 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$77,207	$41,309
Short-term investments	—	989
Accounts receivable:
Trade, net	25,024	22,465
Other receivables, net	3,184	763
Inventory, net	110,860	112,968
Prepaid expenses and other current assets	5,259	5,269
Total current assets	221,534	183,763

Property, plant, equipment, and mineral properties, net	334,150	344,338
Water rights	19,184	19,184
Long-term parts inventory, net	30,423	33,775
Long-term investments	236	3,571
Other assets, net	11,010	9,889
Total Assets	$616,537	$594,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,241	$8,616
Accrued liabilities	12,516	9,483
Accrued employee compensation and benefits	10,398	9,842
Other current liabilities	10,087	10,062
Total current liabilities	42,242	38,003

Asset retirement obligation, net of current portion	34,326	32,354
Operating lease liabilities	1,790	780
Finance lease liabilities	1,921	1,838
Deferred other income, long-term	43,797	45,489
Other non-current liabilities	1,729	1,664
Total Liabilities	125,805	120,128
Commitments and Contingencies
Common stock, $0.001 par value; 40,000,000 shares authorized;
13,116,675 and 12,908,078 shares outstanding
at September 30, 2025, and December 31, 2024, respectively	14	14
Additional paid-in capital	673,171	668,445
Accumulated deficit	(160,441)	(172,055)
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	490,732	474,392
Total Liabilities and Stockholders' Equity	$616,537	$594,520
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$53,219	$57,549	$222,451	$198,891
Less:
Freight costs	6,579	8,022	35,081	30,275
Warehousing and handling costs	2,609	3,058	9,213	8,733
Cost of goods sold	33,051	38,266	136,534	135,767
Lower of cost or net realizable value inventory adjustments	406	471	2,160	2,326
Gross Margin	10,574	7,732	39,463	21,790

Selling and administrative	9,000	9,154	27,128	25,448
Accretion of asset retirement obligation	657	623	1,972	1,867
Impairment of long-lived assets	—	874	1,866	3,082
(Gain) loss on sale of assets	(2,239)	134	(3,695)	626
Other operating income	(1,145)	(1,370)	(3,651)	(4,029)
Other operating expense	970	540	4,220	2,953
Operating Income (Loss)	3,331	(2,223)	11,623	(8,157)

Other Income (Expense)
Equity in (loss) earnings of unconsolidated entities	(86)	(289)	(318)	(256)
Interest expense, net	(36)	—	(207)	—
Interest income	776	536	1,802	1,327
Other income (expense)	24	136	(796)	204
Income (Loss) Income Before Income Taxes	4,009	(1,840)	12,104	(6,882)

Income Tax (Expense) Benefit	(264)	7	(490)	1,086
Net Income (Loss)	$3,745	$(1,833)	$11,614	$(5,796)

Weighted Average Shares Outstanding:
Basic	13,031	12,908	12,978	12,871
Diluted	13,190	12,908	13,150	12,871
Income (Loss) Per Share:
Basic	$0.29	$(0.14)	$0.89	$(0.45)
Diluted	$0.28	$(0.14)	$0.88	$(0.45)
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Nine-Month Period Ended September 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	12,908,078	$14	$(22,012)	$668,445	$(172,055)	$474,392
Net income	—	—	—	—	11,614	11,614
Stock-based compensation	—	—	—	3,774	—	3,774
Exercise of stock options	115,993	—	—	1,842	—	1,842
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	92,604	—	—	(890)	—	(890)
Balance, September 30, 2025	13,116,675	$14	$(22,012)	$673,171	$(160,441)	$490,732

	Three-Month Period Ended September 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2025	13,002,170	$14	$(22,012)	$670,021	$(164,186)	$483,837
Net income	—	—	—	—	3,745	3,745
Stock-based compensation	—	—	—	1,380	—	1,380
Exercise of stock options	112,312	—	—	1,804	—	1,804
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	2,193	—	—	(34)	—	(34)
Balance, September 30, 2025	13,116,675	$14	$(22,012)	$673,171	$(160,441)	$490,732

	Nine-Month Period Ended September 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	12,807,316	$13	$(22,012)	$665,637	$40,790	$684,428
Net loss	—	—	—	—	(5,796)	(5,796)
Stock-based compensation	—	—	—	2,735	—	2,735
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	100,762	1	—	(775)	—	(774)
Balance, September 30, 2024	12,908,078	$14	$(22,012)	$667,597	$34,994	$680,593

	Three-Month Period Ended September 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2024	12,908,078	$14	$(22,012)	$667,419	$36,827	$682,248
Net loss	—	—	—	—	(1,833)	(1,833)
Stock-based compensation	—	—	—	178	—	178
Balance, September 30, 2024	12,908,078	$14	$(22,012)	$667,597	$34,994	$680,593

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$11,614	$(5,796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	29,482	26,931
Accretion of asset retirement obligation	1,972	1,867
Amortization of deferred financing costs	226	226
Amortization of intangible assets	246	246
Stock-based compensation	3,774	2,735
Lower of cost or net realizable value inventory adjustments	2,160	2,326
Impairment of long-lived assets	1,866	3,082
(Gain) loss on disposal of assets	(3,695)	626
Allowance for doubtful accounts	62	—
Allowance for parts inventory obsolescence	2,335	643
Loss on equity investment	888	101
Equity in loss (earnings) of unconsolidated entities	318	256
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,622)	(10,146)
Other receivables, net	(2,432)	(1,245)
Inventory, net	965	(448)
Prepaid expenses and other current assets	(1,569)	(226)
Deferred tax assets, net	—	(1,179)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	4,339	4,009
Operating lease liabilities	(847)	(1,074)
Deferred other income	(1,692)	43,308
Other liabilities	(517)	(1,306)
Net cash provided by operating activities	46,873	64,936

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(20,157)	(32,583)
Proceeds from sale of assets	5,843	4,656
Proceeds from redemptions/maturities of investments	1,000	2,000
Other investing, net	2,129	416
Net cash used in investing activities	(11,185)	(25,511)

Cash Flows from Financing Activities:
Repayments of short-term borrowings on credit facility	—	(4,000)
Payments of financing lease	(735)	(680)
Employee tax withholding paid for restricted stock upon vesting	(890)	(775)
Proceeds from exercise of stock options	1,842	—
Net cash provided by (used in) financing activities	217	(5,455)

Net Change in Cash, Cash Equivalents and Restricted Cash	35,905	33,970
Cash, Cash Equivalents and Restricted Cash, beginning of period	41,898	4,651

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended September 30,
	2025	2024
Cash, Cash Equivalents and Restricted Cash, end of period	$77,803	$38,621

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$324	$382
Income taxes	$246	$9
Amounts included in the measurement of operating lease liabilities	$1,266	$1,143
Accrued purchases for property, plant, equipment, and mineral properties	$1,753	$1,868
Right-of-use assets exchanged for operating lease liabilities	$2,185	$751
Right-of-use assets exchanged for financing lease liabilities	$1,380	$1,562

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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025 amends the guidance in ASC 326 to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. Entities are required to disclose their practical expedient and accounting policy elections. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. We are currently evaluating the guidance but do not expect adoption of ASU 2025-05 will have a material impact on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$3,745	$(1,833)	$11,614	$(5,796)

Basic weighted-average common shares outstanding	13,031	12,908	12,978	12,871
Add: Dilutive effect of restricted stock	112	—	121	—
Add: Dilutive effect of stock options	44	—	50	—
Add: Dilutive effect of restricted stock units	3	—	1	—
Diluted weighted-average common shares outstanding	13,190	12,908	13,150	12,871

Basic	$0.29	$(0.14)	$0.89	$(0.45)
Diluted	$0.28	$(0.14)	$0.88	$(0.45)

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive effect of restricted stock	—	372	13	369

Anti-dilutive effect of stock options outstanding	156	273	156	273

Anti-dilutive effect of restricted stock units outstanding	191	—	171	—

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the Condensed Consolidated Statements of Cash Flows are included in the following accounts at September 30, 2025, and 2024 (in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$77,207	$38,034
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	571	562
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$77,803	$38,621

Restricted cash included in other current and long-term assets on the Condensed Consolidated Balance Sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the states of Utah and New Mexico, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Finished goods product inventory	$51,141	$68,197
In-process inventory	42,200	28,329
Total product inventory	93,341	96,526
Current parts inventory, net	17,519	16,442
Total current inventory, net	110,860	112,968
Long-term parts inventory, net	30,423	33,775
Total inventory, net	$141,283	$146,743

Parts inventory is shown net of estimated allowances for obsolescence of $1.4 million and $1.2 million as of September 30, 2025, and December 31, 2024, respectively.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$24,032	$24,136
Ponds and land improvements	98,010	95,787
Mineral properties and development costs	161,811	161,826
Buildings and plant	96,346	95,439
Machinery and equipment	325,694	318,545
Vehicles	8,486	8,152
Office equipment and improvements	10,911	10,613
Operating lease ROU assets	3,701	4,571
Breeding stock	223	277
Construction in progress	11,104	6,423
Total property, plant, equipment, and mineral properties, gross	$740,318	$725,769
Less: accumulated depreciation, depletion, and amortization	(406,168)	(381,431)
Total property, plant, equipment, and mineral properties, net	$334,150	$344,338

During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value of the assets exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the nine months ended September 30, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets. As a result, we recorded an additional impairment of $1.9 million and $3.1 million in the nine months ended September 30, 2025, and 2024, respectively.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation	$8,416	$8,013	$25,442	$23,072
Depletion	683	704	3,008	2,837
Amortization of right of use assets	332	316	1,032	1,022
Total incurred	$9,431	$9,033	$29,482	$26,931

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
For the three months ended September 30, 2025, and 2024, we recorded other operating income of $1.1 million and $1.1 million, respectively, from the CDA Amendment. For the nine months ended September 30, 2025, and 2024, we recorded other operating income of $3.4 million and $3.4 million, respectively, from the CDA Amendment. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable for the amount of the Access Fee that we earned through September 30, 2025, of $3.9 million, which is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the three and nine months ended September 30, 2025, and 2024, we reduced the "Deferred other income, long-term" liability recorded on our Condensed Consolidated Balance Sheets.
As of September 30, 2025, we had $2.3 million recorded in "Other current liabilities" and $43.8 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2024, we had $2.3 million recorded in "Other current liabilities" and $45.5 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets.

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
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended September 30, 2025, we made no borrowings and made no repayments under the revolving credit facility. During the nine months ended September 30, 2025, we made no borrowings and made no repayments under the revolving credit facility. During the three months ended September 30, 2024, we made no borrowings and made no repayments under the revolving credit facility. During the nine months ended September 30, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. As of September 30, 2025, and December 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of September 30, 2025, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.
    Amounts included in interest expense, net for the three and nine months ended September 30, 2025, and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense on borrowings	$41	$53	$151	$134
Commitment fee on unused credit facility	58	57	171	171
Amortization of deferred financing costs	75	75	226	226
Gross interest expense	174	185	548	531
Less capitalized interest	(138)	(185)	(341)	(531)
Interest expense, net	$36	$—	$207	$—

Note 9 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million as of September 30, 2025, and December 31, 2024. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. As of September 30, 2025, the weighted average amortization period for the other intangible assets was approximately 13.8 years. At September 30, 2025, and December 31, 2024, these intangible assets had a net book value of $4.5 million and $4.8 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset retirement obligation, at beginning of period	$34,264	$31,603	$32,949	$30,359
Accretion of discount	657	623	1,972	1,867
Total asset retirement obligation, at end of period	$34,921	$32,226	$34,921	$32,226
Less current portion of asset retirement obligation	$(595)	$(282)	$(595)	$(282)
Long-term portion of asset retirement obligation	$34,326	$31,944	$34,326	$31,944

The current portion of the asset retirement obligation is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of September 30, 2025.
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
Contract Balances: As of September 30, 2025, and December 31, 2024, we had a total of $2.5 million and $2.4 million of contract liabilities, respectively, of which $0.7 million and $0.8 million were current as of September 30, 2025, and December 31, 2024, respectively, and included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
Our deferred revenue activity for the three and nine months ended September 30, 2025, and 2024 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$2,590	$2,857	$2,431	$2,303
Additions	172	27	1,044	1,324
Recognized as revenue during period	(290)	(419)	(1,003)	(1,162)
Ending Balance	$2,472	$2,465	$2,472	$2,465

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and nine months ended September 30, 2025, and 2024. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended September 30, 2025
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$26,324	$—	$—	$(40)	$26,284
Trio®	—	17,933	—	—	17,933
Fresh Water	—	—	558	—	558
Salt	2,516	161	—	—	2,677
Magnesium Chloride	1,966	—	—	—	1,966
Brine Water	1,673	—	987	—	2,660
Other	—	—	1,141	—	1,141
Total Revenue	$32,479	$18,094	$2,686	$(40)	$53,219

	Nine Months Ended September 30, 2025
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$91,446	$—	$—	$(157)	$91,289
Trio®	—	100,803	—	—	100,803
Fresh Water	—	—	2,617	—	2,617
Salt	8,820	345	—	—	9,165
Magnesium Chloride	4,737	—	—	—	4,737
Brine Water	5,047	—	3,221	—	8,268
Other	—	—	5,572	—	5,572
Total Revenue	$110,050	$101,148	$11,410	$(157)	$222,451

	Three Months Ended September 30, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$21,692	$—	$—	$(59)	$21,633
Trio®	—	18,887	—	—	18,887
Fresh Water	—	—	7,918	—	7,918
Salt	2,720	41	—	—	2,761
Magnesium Chloride	2,116	—	—	—	2,116
Brine Water	1,808	—	943	—	2,751
Other	20	—	1,463	—	1,483
Total Revenue	$28,356	$18,928	$10,324	$(59)	$57,549

	Nine Months Ended September 30, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$78,242	$—	$—	$(199)	$78,043
Trio®	—	81,584	—	—	81,584
Fresh Water	—	—	12,659	—	12,659
Salt	9,199	354	—	—	9,553
Magnesium Chloride	3,467	—	—	—	3,467
Brine Water	4,975	—	3,236	—	8,211
Other	83	—	5,291	—	5,374
Total Revenue	$95,966	$81,938	$21,186	$(199)	$198,891

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors ("Board") and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted shares, restricted stock units, and non-qualified stock option awards under the Plan. Restricted stock units ("RSUs") represent the contingent right to receive one share of our common stock upon satisfaction of applicable vesting conditions. RSUs do not have any of the rights available to owners of common stock until vesting and settlement of the RSUs into shares of common stock. Restricted share awards ("RSAs") contain service-based conditions and in some instances contain both service-based and market-based conditions. Certain RSU awards contain service-based and operational performance conditions (referred to as "operational performance-based RSUs") and certain RSU awards contain service-based and market-based conditions (referred to as "market-based RSUs").
As of September 30, 2025, approximately 0.7 million shares remained available for issuance under the Plan.
We recognize stock-based compensation associated with the issuance of RSAs, non-qualified stock options, operational performance-based RSUs, and market-based RSUs by recording expense over the service period associated with each grant, based on the fair value of the grant on the grant date. For service-based awards, grant date fair value is based on the closing price of our common stock on the grant date and expense is recognized on a straight-line basis over the required service period of the award, which is generally the vesting period of the award. For operational performance-based awards grant date fair value is based on the closing share price of our common stock on the grant date and the probable number of shares expected to vest and expense is recognized using the accelerated recognition method over the required service period, which is generally the vesting period of the award. The probable number of shares expected to vest is updated each reporting period and we record a cumulative catch-up adjustment to expense for changes to the probability assessment. For RSA awards that contain both service-based and market-based conditions and market-based RSUs, grant date fair value is estimated using a Monte Carlo simulation valuation model and expense is recognized using the accelerated recognition method over the required service period which is generally the longer of the explicit service period or the derived service period, which is generally the expected date the market condition is estimated to be achieved.
During the three months ended September 30, 2025, the Compensation Committee granted no equity awards. During the three months ended September 30, 2024, the Compensation Committee granted RSAs to non-employee members of our Board for the additional meetings that were held during 2024.
During the nine months ended September 30, 2025, and 2024, the Compensation Committee granted RSAs to non-employee members of our Board, executives and other key employees. The RSAs contain service conditions, and certain awards contain both service- and market-based conditions. RSAs with service-based conditions granted to employees generally vest over three years and RSAs with service-based conditions granted to non-employee members of our Board generally vest over one year. RSAs with service and market-based conditions vest on the later of the required service period or the achievement of the market condition threshold.
The table below shows the restricted share activity for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Restricted Shares	2025	2024	2025	2024
Beginning shares outstanding	311,688	373,377	319,035	340,924
Shares granted	—	6,282	135,829	192,237
Shares vested	—	—	(120,863)	(138,668)
Shares forfeited	—	(121,546)	(22,313)	(136,380)
Ending shares outstanding	311,688	258,113	311,688	258,113
During the nine months ended September 30, 2025, the Compensation Committee granted operational performance- based RSUs to executives and certain other key employees which are eligible to vest based upon potash production cost per ton for the 2027 calendar year. The operational performance-based RSUs can earn between zero and 200% of the target number of operational performance-based RSUs granted.
The table below shows the operational performance-based RSU activity during the three and nine months ended September 30, 2025. There was no operational performance-based RSU activity during the three and nine months ended

September 30, 2024. Amounts shown in the table below are based on the target number of operational performance-based RSUs granted.

Operational Performance-Based RSUs	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning units outstanding	21,092	—
Units granted	—	22,577
Units vested	—	—
Units forfeited	—	(1,485)
Ending units outstanding	21,092	21,092
The Compensation Committee granted market-based RSUs to executives and certain other key employees. The RSUs granted contain either a relative total shareholder return ("TSR") market-based condition (referred to as the "rTSR" awards) or an absolute TSR market-based condition (referred to as the "aTSR" awards). The rTSR RSUs are eligible to vest based on our TSR during a three-year period beginning on the grant date of the rTSR award ("performance period") relative to the rTSR during the performance period for the individual component companies comprising the Russell 2000 Index ("peer group"). Based on our relative performance against the peer group, rTSR awards may earn between zero and 200% of the target number of RSUs granted.
The aTSR RSUs are eligible to vest based on the achievement of certain total price thresholds during a three-year period beginning on the grant date. Once a price threshold is met, one-half of the total RSUs earned for meeting that price threshold vest immediately and one-half of the total RSUs earned vests on the one-year anniversary date of meeting the price threshold.
The table below shows the market-based RSU activity during the three and nine months ended September 30, 2025. There was no market-based RSU activity during the three and nine months ended September 30, 2024. The amounts shown in the table are based on the maximum number of market-based RSUs that could be earned under the aTSR and rTSR awards.

	Three Months Ended September 30,	Nine Months Ended September 30,
Market-based RSUs	2025	2025
Beginning units outstanding	178,559	111,285
Units granted	—	72,010
Units vested	(3,132)	(3,132)
Units forfeited	—	(4,736)
Ending units outstanding	175,427	175,427
The Compensation Committee has not granted any stock options since 2018. The table below shows the summary of all non-qualified stock option activity during the three and nine months ended September 30, 2025, and 2024. All outstanding options are fully vested and expire ten years after grant.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-qualified Stock Options	2025	2024	2025	2024
Beginning stock options outstanding	269,525	273,206	273,206	273,206
Stock options granted	—	—	—	—
Stock options exercised	(112,312)	—	(115,993)	—
Stock options forfeited	(155,818)	—	(155,818)	—
Stock options expired	—	—	—	—
Ending stock options outstanding	1,395	273,206	1,395	273,206
    Total share-based compensation expenses were $1.4 million and $0.2 million for the three months ended September 30, 2025, and 2024, respectively, and $3.8 million and $2.7 million for the nine months ended September 30,

2025, and 2024, respectively. As of September 30, 2025, we had $8.6 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.6 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, as well as permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
    Our effective tax rate for the three months ended September 30, 2025, was 6.6%. Our effective tax rate for the nine months ended September 30, 2025, was 4.0%. Our effective tax rate differed from the statutory rate during this period due to changes in the valuation allowance established to offset our deferred tax assets. Our effective tax rate for the three and nine months ended September 30, 2024, was 0.4% and 15.8%, respectively. Our effective tax rate differed from the statutory rate during these periods primarily from the permanent difference between book and tax income for the percentage depletion deduction and the officers' compensation deduction.
Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2025, and December 31, 2024, we had $30.1 million and $27.0 million, respectively, of security placed principally with the Bureau of Land Management ("BLM") and the states of Utah and New Mexico for eventual reclamation of our various facilities. As of September 30, 2025, $0.6 million consisted of long-term restricted cash deposits and $29.5 million was secured by surety bonds insured by an insurer. As of December 31, 2024, $0.6 million consisted of long-term restricted cash deposits and $26.4 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the Condensed Consolidated Balance Sheets and the surety bonds are held in place by an annual fee paid to the issuer.
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
Class Action Claim
On November 6, 2024, we were served with a class action lawsuit filed in federal district court in New Mexico. The suit alleges that Intrepid and Intrepid Potash – New Mexico, LLC violated the New Mexico Minimum Wage Act by failing to properly compensate certain New Mexico underground mine and surface mine workers overtime for specific activities, including putting on and removing personal protective equipment from 2009 to the present. The complaint seeks all unpaid wages for these activities for all class members, which is alleged to exceed $5.0 million. The lawsuit is still in the early stages, and classes have yet to be certified. We are vigorously defending against class certification and the underlying claims. We have not recorded a loss contingency related to this matter.
Water Rights
In 2017 and 2018, the New Mexico Office of the State Engineer ("OSE") granted us preliminary and emergency authorizations to sell approximately 5,700 acre-feet of water per year from our Pecos River water rights. The preliminary and emergency authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. On March 17, 2022, following a trial to determine the validity of our Pecos River water rights, the Fifth Judicial District Court in New Mexico entered an order that found that of the 20,000 acre feet of water per year we claimed, our predecessors in interest had forfeited all but approximately 5,800 acre feet of water per year, and that of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017 (the "Order"). The Order limited our right to 150 acre fee per annum of water for industrial-salt processing use.
We appealed the Order to the New Mexico Court of Appeals ("NMCA"), which, on July 7, 2023, affirmed the Order. On November 17, 2023, we filed a request for the New Mexico Supreme Court ("NMSC") to reconsider and review the NMCA's decision to affirm the Order's abandonment determination. The NMSC agreed to review the NMCA's abandonment determination, and on July 5, 2025, issued a decision upholding the NMCA’s findings. The NMSC’s decision renders the Order final.

Given the NMSC’s decision, we will have to repay for the water sold under preliminary and emergency authorizations. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet repayment obligations or be subject to a cash repayment. Because of the uncertainty surrounding the potential volume of water for repayment and the timing and the form of repayment, we cannot reasonably estimate the amount of the potential liability and have not recorded a loss contingency in our statement of operations related to this legal matter.
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
In 2019, the U.S. Department of the Interior Office of Natural Resources Revenue ("ONRR") completed an audit of federal royalties at our New Mexico facilities covering the years 2012 through 2016 (the "audit period") and issued a "Perform Restructured Accounting and Pay Order" (the "Order"). The most significant of the ONRR's findings related to instances in which adequate supporting documentation was not provided to them for various items ONRR tested during the audit. Since the Order was issued, we worked with the ONRR to address the issues noted from the audit. During the three months ended September 30, 2025, we agree to pay $3.5 million to the ONRR and the ONRR closed the Order. We had previously recorded $3.5 million in contingent liabilities related to this matter.
We have estimated total contingent liabilities recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheets of $4.0 million as of September 30, 2025. In addition to the amounts accrued for the unpermitted discharge penalty and the estimated related environmental remediation expenses discussed above, we also have accrued a contingent liability of $1.7 million for various other items.
As of December 31, 2024, we had $4.8 million in contingent liabilities, mainly related to the potential underpayment of royalties to the ONRR from 2012 to 2016.

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
Cash Equivalents—As of September 30, 2025, we had cash equivalents of $5.8 million. As of December 31, 2024, we had cash equivalents of $2.6 million.
Held-to-Maturity Debt Investments—During the three months ended June 30, 2025, all of our held-to-maturity debt investments matured and as of September 30, 2025, we did not own any debt investment securities. As of December 31, 2024, we owned debt investment securities classified as held-to-maturity because we had the intent and ability to hold these investments to maturity. These held-to-maturity debt securities were carried at amortized cost, were recorded in "Short-term investments" on the Condensed Consolidated Balance Sheets and consisted of the following (amounts in thousands):

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
As required by ASC Topic 321 - Investments-Equity Securities ("ASC 321"), equity securities were valued at fair value and unrealized gains and losses for investments in equity securities were included "Other income (expense)" on the Condensed Consolidated Statement of Operations. In May 2025, we sold all shares of NESR we owned and received proceeds of $2.1 million. When the NESR shares were sold, the fair value of the shares was $2.5 million, and we recorded a realized loss of $0.4 million during the three months ended June 30, 2025. For the nine months ended September 30, 2025, the total loss (unrealized losses plus realized losses) related to this investment was $0.9 million, which is included in "Other income (expense)" on the Condensed Consolidated Statement of Operations.
Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of September 30, 2025, and December 31, 2024. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2025, our proportional share of Ovation's net loss was $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2024, our proportional share of Ovation's net loss was $0.3 million and $0.3 million, respectively.

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

Three Months Ended September 30, 2025	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$32,479	$18,094	$2,686	$(40)	$53,219
Less: Freight costs	3,146	3,473	—	(40)	6,579
Warehousing and handling costs	1,613	996	—	—	2,609
Cost of goods sold	21,050	9,255	2,746	—	33,051
Lower of cost or net realizable value inventory adjustments	406	—	—	—	406
Gross Margin (Deficit)	$6,264	$4,370	$(60)	$—	$10,574
Depreciation, depletion, and amortization incurred[1]	$7,275	$824	$945	$469	$9,513

Nine Months Ended September 30, 2025	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$110,050	$101,148	$11,410	$(157)	$222,451
Less: Freight costs	12,592	22,646	—	(157)	35,081
Warehousing and handling costs	5,142	4,071	—	—	9,213
Cost of goods sold	76,531	51,541	8,462	—	136,534
Lower of cost or net realizable value inventory adjustments	2,160	—	—	—	2,160
Gross Margin	$13,625	$22,890	$2,948	$—	$39,463
Depreciation, depletion, and amortization incurred[1]	$22,828	$2,538	$2,907	$1,455	$29,728

Three Months Ended September 30, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$28,356	$18,928	$10,324	$(59)	$57,549
Less: Freight costs	3,217	4,864	—	(59)	8,022
Warehousing and handling costs	1,819	1,239	—	—	3,058
Cost of goods sold	18,783	12,221	7,262	—	38,266
Lower of cost or net realizable value inventory adjustments	471	—	—	—	471
Gross Margin	$4,066	$604	$3,062	$—	$7,732
Depreciation, depletion, and amortization incurred[1]	$6,670	$864	$1,134	$447	$9,115

Nine Months Ended September 30, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$95,966	$81,938	$21,186	$(199)	$198,891
Less: Freight costs	9,976	20,498	—	(199)	30,275
Warehousing and handling costs	4,889	3,844	—	—	8,733
Cost of goods sold	65,823	55,949	13,995	—	135,767
Lower of cost or net realizable value inventory adjustments	2,326	—	—	—	2,326
Gross Margin	$12,952	$1,647	$7,191	$—	$21,790
Depreciation, depletion and amortization incurred[1]	$19,819	$2,599	$3,400	$1,359	$27,177
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.
The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total sales for reportable segments	$53,259	$57,608	$222,608	$199,090
Elimination of intersegment sales	(40)	(59)	(157)	(199)
Total consolidated sales	$53,219	57,549	$222,451	$198,891

Total gross margin for reportable segments	$10,574	$7,732	39,463	$21,790
Elimination of intersegment sales	(40)	(59)	(157)	(199)
Elimination of intersegment expenses	40	59	157	199
Unallocated amounts:
Selling and administrative	9,000	9,154	27,128	25,448
Impairment of long-lived assets	—	874	1,866	3,082
(Gain) loss on disposal of assets	(2,239)	134	(3,695)	626
Accretion of asset retirement obligation	657	623	1,972	1,867
Other operating income	(1,145)	(1,370)	(3,651)	(4,029)
Other operating expense	970	540	4,220	2,953
Equity in loss (gain) of unconsolidated entities	86	289	318	256
Interest expense, net	36	—	207	—
Interest income	(776)	(536)	(1,802)	(1,327)
Other non-operating (income) expense	(24)	(136)	796	(204)
Income (loss) before income taxes	$4,009	$(1,840)	$12,104	$(6,882)
Significant components of cost of goods sold are also provided to our CODM to further evaluate segment performance and are shown below (in thousands):

For the Three Months Ended September 30, 2025	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$6,681	$3,788	$1,141	$11,610
Maintenance	1,710	1,312	167	3,189
Utilities and fuel	1,669	614	175	2,458
Operating supplies	1,478	1,380	64	2,922
Depreciation	5,587	392	987	6,966
Other[1]	3,925	1,769	212	5,906
Total cost of goods sold	$21,050	$9,255	$2,746	$33,051

For the Nine Months Ended September 30, 2025	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$24,359	$21,994	$3,522	$49,875
Maintenance	6,007	6,853	500	13,360
Utilities and fuel	6,171	3,321	641	10,133
Operating supplies	4,701	7,633	177	12,511
Depreciation	20,738	2,456	2,988	26,182
Other[1]	14,555	9,284	634	24,473
Total cost of goods sold	$76,531	$51,541	$8,462	$136,534

For the Three Months Ended September 30, 2024	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$5,774	$5,511	$1,166	$12,451
Maintenance	1,304	1,436	294	3,034
Utilities and fuel	1,618	800	230	2,648
Operating supplies	1,450	1,735	67	3,252
Depreciation	4,719	678	1,139	6,536
Other[1]	3,918	2,061	4,366	10,345
Total cost of goods sold	$18,783	$12,221	$7,262	$38,266

For the Nine Months Ended September 30, 2024	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$20,514	$25,412	$3,080	$49,006
Maintenance	4,530	6,570	804	11,904
Utilities and fuel	6,420	3,672	669	10,761
Operating supplies	4,315	6,774	200	11,289
Depreciation	17,344	3,771	3,439	24,554
Other[1]	12,700	9,750	5,803	28,253
Total cost of goods sold	$65,823	$55,949	$13,995	$135,767

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
•weather events, including events affecting precipitation and evaporation rates at our solar solution mines;
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
• Tariffs and retaliatory tariffs. Since February 2025, the U.S. government has announced, implemented, modified, paused, and/or terminated various tariff measures, including “reciprocal” tariffs on imports from most countries, the so-called “trafficking” tariffs on imports from Canada, Mexico and China, and a number of new or modified tariffs on imports of specific classes of products (including, but not limited to, steel, aluminum, and copper) under Section 232 of the Trade Expansion Act of 1962.
Imports from Canada and Mexico that meet the origin rules of the United States-Mexico-Canada Agreement (USMCA), are presently exempt from the “reciprocal” and “trafficking” tariffs, but not the Section 232 tariffs. However the status of this exemption is uncertain, and the USMCA itself may be subject to renegotiation. Other countries and customs unions, including the United Kingdom, European Union, and Japan, have negotiated separate trade agreements with the U.S. resulting in lower tariffs that would have otherwise applied. However, these agreements are also subject to further negotiation.
The U.S. also continues to negotiate with additional trade partners on potential agreements, the outcome of which remains uncertain. These tariffs and other announcements has led, and may continue to lead, to retaliatory tariffs by other countries. This activity is creating uncertainty regarding the extent and impact of tariffs on our business and the economy in general. Tariffs, or the potential for tariffs, may affect the costs and availability of raw materials, affect our customers' purchasing decisions, contribute to increases in operating costs through increases in product and equipment costs, wages, and energy, or have other related impacts on our business and the markets in which we operate.
• Potash pricing and demand. Our potash average net realized sales price per ton(1) increased to $381 for the three months ended September 30, 2025, compared to $356 for the same period in 2024, as we realized the entirety of the first half potash price increases, and we sold a greater percentage of our product into feed markets due to normal seasonality in agricultural markets. Our average net realized sales price per ton for the nine months ended September 30, 2025, decreased to $345 compared to $387 for the same period in 2024, as pricing to begin the year was $70 per ton lower than in 2024, and we sold a smaller percentage of our product into feed markets due to higher overall sales volumes. Sales volume increased 15% and 28% in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, as improved production volumes during 2024 led to more tons available for sale in the first nine months of 2025.
Potash prices were stable through the third quarter of 2025 as summer-fill pricing announced in June 2025 largely filled the third quarter order book. We realized higher prices ($410 per ton Midwest warehouse reference price) on certain spot shipments in the third quarter, although that price level remains largely untested as distributors secured the majority of their third quarter needs during the fill period. Looking ahead, pricing continues to be supported by a balanced global outlook for potash and contract settlements with China and India that are supportive of U.S price levels despite decreases in farmer profitability.
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

• Trio® pricing and demand. Our Trio® average net realized sales price per ton(1) increased to $402 and $362 for the three and nine months ended September 30, 2025, respectively, compared to $312 and $305, respectively for the same periods in 2024, as rising potash prices and higher sulfate price levels led to increased Trio® prices. Sales volumes in the three months ended September 30, 2025, decreased 20% compared to the same period in 2024, as buyers deferred purchases to stock Trio® inventories for the upcoming spring 2026 application season. Sales volumes for the nine months ended September 30, 2025, increased 8%, compared to the same period in 2024, due to an increase in production rates and an acreage shift to corn in traditional Trio® markets which led to strong demand throughout the first nine months of 2025.
Trio® pricing increased $10 per ton to $415 per ton in June 2025, after completion of an order window for a summer fill program, and we maintained those prices through the third quarter. In late October we announced a fall fill program for Trio® reducing prices by $35 per ton to $380 per ton for orders received during a one-week window with shipments of those orders by the end of the year. We saw good subscription to the fall fill program with customers committing to historical volumes. After the one-week order window for the fall fill program was closed, Trio® pricing increased $25 per ton to $405 per ton. Moving forward, we expect Trio® pricing to be supported by a balanced global potash outlook and constructive sulfate values. Our ability to realize these prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases, and the price and availability of other potassium products.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Water sales. In the three and nine months ended September 30, 2025, total water sales were $0.6 million and $2.6 million, respectively, compared to $7.9 million and $12.7 million, respectively, during the same periods of 2024. Sales decreased in the three and nine months ended September 30, 2025, compared to the prior year as we sold less water from our Caprock water rights and at Intrepid South as the market continues to trend towards more use of recycled water in oil and gas operations. Water sales in the third quarter of 2024 included a five million barrel frac at Intrepid South and we have not seen similar activity on Intrepid South in 2025. We continue to pursue opportunities to supply or source water for additional fracs on or near Intrepid South, although the timing of those opportunities, if any, is uncertain.
    See Note 14 of our unaudited Condensed Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts that are derived from our potash and Trio® operations. Byproduct sales were $6.3 million and $18.9 million during the three and nine months ended September 30, 2025, respectively, compared to $6.7 million and $18.1 million, respectively, for the same periods of 2024. Byproduct sales in the third quarter were similar to the prior year as we have seen a return to more normal demand for our magnesium chloride in Wendover and consistent salt sales from our potash operations. Byproduct sales for the nine months ended September 30, 2025, increased primarily due to increased sales of magnesium chloride in early 2025 as our customer was able to destock inventory that impacted 2024 sales volumes and return to more normal seasonal volumes.
• HB AMAX Cavern. In July, we successfully drilled a sample well into one of the lowest sections of the AMAX mine; unfortunately, the brine pool that we anticipated encountering based on our imaging was not present. Given this outcome, we are continuing our evaluation of options to pursue an injection well and pipeline that would connect the AMAX mine to our HB injection system. Timing of construction will depend on further technical review and quantifying permitting requirements. We expect to have the necessary permits complete in the first quarter of 2026.
• Other oilfield products and services. Our revenue from brine and other oilfield products and services, excluding water, recorded in our oilfield solutions segment were $2.2 million and $8.8 million in the three and nine months ended September 30, 2025, respectively, compared to $2.4 million and $8.5 million, respectively, in the same periods of 2024, due primarily to the timing of recognizing surface use and easement revenues on Intrepid South.
(1) Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales[1]	$53,219	$57,549	$222,451	$198,891

Cost of goods sold	$33,051	$38,266	$136,534	$135,767

Gross Margin	$10,574	$7,732	$39,463	$21,790

Selling and administrative	$9,000	$9,154	$27,128	$25,448

Net Income (Loss)	$3,745	$(1,833)	$11,614	$(5,796)

Average net realized sales price per ton[2]
Potash	$381	$356	$345	$387
Trio®	$402	$312	$362	$305
1Sales include sales of byproducts which were $6.3 million and $6.7 million for the three months ended September 30, 2025, and 2024, respectively, and $18.9 million and $18.1 million for the nine months ended September 30, 2025, and 2024, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended September 30, 2025, and 2024
Sales
Our total sales for the three months ended September 30, 2025, decreased $4.3 million, or 8%, compared to the same period in 2024, as oilfield solutions segment sales decreased $7.6 million, and Trio® segment sales decreased $0.8 million, partially offset by an increase of $4.1 million in potash segment sales.
Our total potash segment sales increased $4.1 million during the three months ended September 30, 2025, compared to the same period in 2024, as potash sales increased $4.7 million, partially offset by a $0.5 million decrease in potash segment byproduct sales. During the three months ended September 30, 2025, we sold 15% more tons of potash, compared to the same period in 2024, as we began the third quarter with more tons to sell due to strong potash production in the first and second quarters of 2025, combined with a 7% increase in our average net realized sales price per ton as we realized the various potash price increases announced since the 2025 winter fill program was launched at the beginning of January 2025.
Our Trio® segment sales decreased $0.8 million, or 4%, in the three months ended September 30, 2025, compared to the same period in 2024, as we sold 20% fewer tons of Trio® as customers deferred purchasing Trio® to build inventory for the upcoming Spring 2026 application season. Our Trio® average net realized sales price per ton increased 29% for the three months ended September 30, 2025, due to continued strong prices of the individual nutrient components of Trio®, particularly sulfate and potassium.
Our oilfield solutions segment sales, which include sales of water, brine water, surface use, and easements, decreased $7.6 million, or 74%, in the three months ended September 30, 2025, compared to the same period in 2024, driven by a $7.4 million decrease in water sales and a $0.3 million decrease in surface use and easement revenues. Our oilfield solutions segment water revenues decreased during the three months ended September 30, 2025, compared to the same period in 2024, due to the completion of a large frac on Intrepid South in the third quarter of 2024 combined with decreased sales from our Caprock wells. Our surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, decreased $0.4 million in the three months ended September 30, 2025, compared to the same period in 2024, due to slight decreases in brine, salt, and magnesium chloride sales.
Cost of Goods Sold

Our total cost of goods sold decreased $5.2 million during the three months ended September 30, 2025, compared to the same period in 2024, as oilfield solutions segment cost of goods sold decreased $4.5 million, and Trio® segment cost of goods sold decreased $3.0 million, partially offset by a $2.3 million increase in potash segment cost of goods sold.
Our oilfield solutions cost of goods sold decreased $4.5 million, or 62%, during the three months ended September 30, 2025, compared to the same period in 2024, as total oilfield solution segment sales decreased 74%. As mentioned above, a large frac was completed on Intrepid South in the third quarter of 2024 and associated with that frac, we purchased $3.6 million of third-party water.
Our Trio® segment cost of goods sold decreased 24% during the three months ended September 30, 2025, compared to the same period in 2024, as we sold 20% fewer tons. In addition, our weighted average carrying cost per Trio® ton decreased during the three months ended September 30, 2025, compared to the same period in 2024, due to improved Trio® production during the first nine months of 2025. A significant portion of our Trio® production costs are fixed and an increase in the number of tons produced decreases our per ton production costs.
Our potash segment cost of goods sold increased $2.3 million, or 12%, during the three months ended September 30, 2025, compared to the same period in 2024, as we sold 15% more tons of potash in the three months ended September 30, 2025, compared to the same period in 2024.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the three months ended September 30, 2025, we incurred $0.4 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected average net realized sales price for those products. We incurred $0.5 million in lower of cost or net realizable value inventory adjustments in our potash segment in the three months ended September 30, 2024.
Gross Margin
During the three months ended September 30, 2025, we generated gross margin of $10.6 million compared to gross margin of $7.7 million during the same period in 2024. As discussed above, our gross margin increased during the three months ended September 30, 2025, due to increased average net realized sales price per ton for both potash and Trio®.
Selling and Administrative Expenses
    During the three months ended September 30, 2025, selling and administrative expenses decreased $0.2 million compared to the same period in 2024, driven by a $2.2 million decrease in labor and benefits expense and a $0.3 million decrease in legal expenses, partially offset by a $1.2 million increase in stock compensation expense and a $1.1 million increase in other professional services expenses. In April 2024, our former Chief Executive Officer ("CEO") was injured in a non-work related accident. Effective September 30, 2024, we entered into an agreement with our former CEO where we agreed to pay the former CEO $2.0 million in cash for compensation owed to him for services rendered prior to the accident and all of his unvested equity awards were cancelled. The cash payment was recorded in labor and benefits and we reversed approximately $1.1 million in equity compensation expense previously recognized on the former CEO's unvested equity awards that were cancelled. Finally, other professional services expense increased $1.1 million because we used more outside consultants during the three months ended September 30, 2025, compared to the same period in 2024.
Impairment Expense
    During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the three months ended September 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $0.9 million in the three months ended September 30, 2024. For the three months ended September 30, 2025, we recorded no impairment expense.
Other Operating Expense
    Other operating expense increased $0.4 million during the three months ended September 30, 2025, compared to the same period in 2024. In early 2020, we applied for and received a $10.0 million Payroll Protection Program ("PPP") loan from the U.S. Small Business Administration ("SBA"). In November 2020, the SBA notified us that our $10.0 million PPP loan was forgiven. In August 2025, SBA notified us that due to a clerical error in our PPP loan application we were only eligible for a $9.6 million PPP loan and we are required to repay $0.4 million of the PPP loan. We recorded the $0.4 million repayment in other operating expense during the three months ended September 30, 2025.
Income Tax Expense

    During the three months ended September 30, 2025, we incurred $0.3 million in income tax expense compared to an immaterial income tax benefit during the same period in 2024. Since December 31, 2024, we have had a full valuation allowance recorded against our deferred tax assets.
Net Income
    We generated net income of $3.7 million during the three months ended September 30, 2025, compared to a net loss of $1.8 million in the same period in 2024, due to the factors discussed above.
Consolidated Results for the Nine Months Ended September 30, 2025, and 2024
Sales
Our total sales for the nine months ended September 30, 2025, increased $23.6 million, or 12%, compared to the same period in 2024, as Trio® segment sales increased $19.2 million and potash segment sales increased $14.1 million, partially offset by a decrease of $9.8 million in oilfield solutions segment sales.
Our Trio® segment sales increased $19.2 million, or 23%, in the nine months ended September 30, 2025, compared to the same period in 2024, as we sold 8% more tons of Trio® because we had more inventory to sell due to increased production during the first nine months of 2025, and our Trio® average net realized sales price per ton increased 19% in the nine months ended September 30, 2025, compared to the same period in 2024, as we realized the benefits of several price increases announced during the first half of 2025. Continued strong prices of the individual nutrient components of Trio®, particularly sulfate and potassium along with strong demand drove the price increases.
Our total potash segment sales increased $14.1 million for the nine months ended September 30, 2025, compared to the same period in 2024, as potash sales increased $13.2 million and potash segment byproduct sales increased $0.9 million. During the nine months ended September 30, 2025, we sold 28% more tons of potash, compared to the same period in 2024, as we had more tons to sell due to increased production in the first nine months of 2025. During the nine months ended September 30, 2025, our average net realized sales price per ton decreased 11% as potash list prices at the beginning of 2025 were approximately $70 per ton lower than at the beginning of 2024. List potash prices increased throughout the first half of 2025 due to strong global demand and U.S. farmers planting more corn acreage in 2025, compared to 2024.
Potash segment byproduct sales increased, compared to the same period in 2024, due to increased magnesium chloride sales. Our magnesium chloride sales during the nine months ended September 30, 2024, were negatively impacted as our customer entered 2024 with excess inventory. Our customer sold its excess magnesium chloride inventory during 2024, and returned to normal historical volumes during the nine months ended September 30, 2025.
Our oilfield solutions segment sales, which include sales of fresh water, brine water, surface use, and easements, decreased $9.8 million, or 46%, in the nine months ended September 30, 2025, compared to the same period in 2024, driven by a $10.0 million decrease in water sales and a $0.5 million decrease in produced water royalties, partially offset by a $0.6 million increase in surface use and easement revenues. Our oilfield solutions segment water revenues decreased during the nine months ended September 30, 2025, compared to the same period in 2024, because during 2024, we supplied water to a large frac that was completed at Intrepid South, while we have not supplied any water to large frac projects in 2025. In addition, we sold less water from our Caprock wells during the nine months ended September 30, 2025, compared to the same period in 2024. Our surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
Cost of Goods Sold
Our total cost of goods sold increased $0.8 million during the nine months ended September 30, 2025, compared to the same period in 2024, as potash segment cost of goods sold increased $10.7 million, partially offset by decreases in oilfield solutions segment and Trio® segment cost of goods of $4.4 million, and $5.5 million, respectively.
Our potash segment cost of goods sold increased $10.7 million, or 16%, during the nine months ended September 30, 2025, compared to the same period in 2024, as we sold 28% more tons of potash in the nine months ended September 30, 2025, compared to the same period in 2024. Our potash cost of goods sold during the nine months ended September 30, 2025, was favorably impacted by lower of cost or net realizable value inventory adjustments recorded during the second half of 2024 and the first half of 2025.
Our Trio® segment cost of goods sold decreased $4.4 million, or 8%, during the nine months ended September 30, 2025, compared to the same period in 2024, even though we sold 8% more tons during the 2025 period compared to the 2024 period. Our Trio® segment cost of goods sold was positively impacted by improved production rates throughout 2024, which led to a lower carrying cost per ton for our finished goods inventory to begin 2025. In addition, production labor costs decreased in the nine months ended September 30, 2025, compared to the same period in 2024, as we stopped operating an additional underground shift in March 2024 at our East facility. Finally, increased Trio® tons produced during the nine months ended September 30, 2025, compared to the same period in 2024, lowered our per ton production costs. A significant portion of our production costs is fixed and an increase in the number of tons produced decreases our per ton production costs.
Our oilfield solutions cost of goods sold decreased $5.5 million, or 40%, during the nine months ended September 30, 2025, compared to the same period in 2024, as third party water purchases decreased $3.6 million and we incurred less expenses as total oilfield solutions segment sales decreased $10.0 million.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the nine months ended September 30, 2025, we incurred $2.2 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected average net realized sales price for those products. We incurred $2.3 million in lower of cost or net realizable value inventory adjustments in our potash segment in the nine months ended September 30, 2024.
Gross Margin
During the nine months ended September 30, 2025, we generated gross margin of $39.5 million compared to gross margin of $21.8 million during the same period in 2024, due to the factors discussed above.
Selling and Administrative Expenses
    During the nine months ended September 30, 2025, selling and administrative expenses increased $1.7 million, or 7%, compared to the same period in 2024, as other professional services expenses increased $1.7 million and stock compensation expense increased $1.0 million, partially offset by a $0.9 million decrease in labor and benefits. Our professional service expenses increased because we used more outside consultants in 2025, compared to 2024. As discussed above, stock compensation decreased during the nine months ended September 30, 2025, compared to the same period in 2024, due to the reversal of approximately $1.1 million in previously recognized stock compensation expense for the cancellation of unvested equity awards to our former CEO in September 2024. Likewise, labor and benefits expense decreased because we recorded $2.0 million in labor and benefits for the cash compensation owed to our former CEO in September 2024.
Impairment Expense
    During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the nine months ended September 30, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $1.9 million and $3.1 million in the nine months ended September 30, 2025, and 2024, respectively.
Other Operating Expense
    Other operating expense increased $1.3 million during the nine months ended September 30, 2025, compared to the same period in 2024, mainly due to a $2.2 million contingent liability recorded during the nine months ended September 30, 2025, for potential fines related to an unpermitted discharge at our HB facility. See further discussion related to the unpermitted discharge in Note 14—Commitments and Contingencies to the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2024, we incurred $0.9 million for royalties assessed by the State of New Mexico on certain water sales made during 2019 to 2022.
Income Tax Expense
    During the nine months ended September 30, 2025, we incurred income tax expense of $0.5 million compared to income tax benefit of $1.1 million during the same period in 2024. Since December 31, 2024, we have had a full valuation allowance against our deferred tax assets.
Net Income
    We generated net income of $11.6 million during the nine months ended September 30, 2025, compared to a net loss of $5.8 million in the same period in 2024, due to the factors discussed above.

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2025	2024	2025	2024
Sales[1]	$32,479	$28,356	$110,050	$95,966
Less: Freight costs	3,146	3,217	12,592	9,976
Warehousing and handling costs	1,613	1,819	5,142	4,889
Cost of goods sold	21,050	18,783	76,531	65,823
Lower of cost or net realizable value inventory adjustments	406	471	2,160	2,326
Gross Margin	$6,264	$4,066	$13,625	$12,952
Depreciation, depletion, and amortization incurred[2]	$7,275	$6,670	$22,828	$19,819

Potash sales volumes (in tons)	62	54	234	183
Potash production volumes (in tons)	41	51	178	178

Average potash net realized sales price per ton[3]	$381	$356	$345	$387
1 Sales include sales of byproducts which were $6.2 million and $6.7 million for the three months ended September 30, 2025, and 2024, respectively, and $18.6 million and $17.7 million for the nine months ended September 30, 2025, and 2024, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2025, and 2024
Our total sales in the potash segment increased $4.1 million in the three months ended September 30, 2025, compared to the same period in 2024, as potash sales recorded in the potash segment increased $4.7 million and potash segment byproduct sales decreased $0.5 million.
Our potash sales increased in the three months ended September 30, 2025, compared to the same period in 2024, as we sold 15% more tons of potash combined with an increase of 7% in our average net realized sales price per ton. We sold more tons of potash in the three months ended September 30, 2025, compared to the same period in 2024, as we had more potash to sell due to increased production during the first half of 2025. Our average net realized sales price per ton increased compared to the prior year as we realized the various potash price increases announced since the 2025 winter fill program was announced to begin January 2025.
Our potash segment byproduct sales decreased $0.5 million during the three months ended September 30, 2025, compared to the same period in 2024, as we saw minor sales declines in salt, magnesium chloride and brine water sales.
Potash segment freight expense decreased 2% in the three months ended September 30, 2025, compared to the same period in 2024, even though we sold 15% more tons of potash. Our potash freight expense is impacted by the geographic distribution of our potash and byproduct sales, by the proportion of customers arranging for and paying their own freight costs and the mix of sales shipped via rail and truck.
Our potash segment cost of goods sold increased $2.3 million, or 12%, during the three months ended September 30, 2025, compared to the same period in 2024, as we sold 15% more tons of potash. Our weighted average carrying cost per potash ton to begin the third quarter of 2025, was less than our weighted average carrying cost per potash ton to begin the third quarter of 2024, due to increased potash production during the first six months of 2025. A significant portion of our production costs are fixed and an increase in tons produced lowers our per ton production costs. In addition, lower of cost or net realizable value potash inventory adjustments recorded in previous quarters at our Wendover, Utah ("Wendover") facility lowered our weighted average carrying cost per potash ton to begin the third quarter of 2025.
During the three months ended September 30, 2025, we recorded lower of cost or net realizable value inventory adjustments of $0.4 million as our weighted average carrying cost per ton for inventoried potash products at our Wendover and HB facilities was higher than our forecasted average net realizable sales price per ton for those products. During the three months ended September 30, 2025, compared to the same period in 2024, we produced fewer tons of potash because we had fewer production days at our HB facility because of a later start-up after the 2025 evaporation season. Potash production at our

Wendover facility during the three months ended September 30, 2024, remained below historical production levels. Our work-in-process inventory at our Wendover facility is higher at September 30, 2025, compared to September 30, 2024, because of the new primary pond placed in service at the end of the second quarter of 2024. We recorded $0.5 million in lower of cost or net realized value inventory adjustments in the potash segment in the second quarter of 2024.
Our potash segment gross margin increased $2.2 million in the three months ended September 30, 2025, compared to the same period in 2024, mainly due to an increase in our potash average net realized sales price per ton.
Nine Months Ended September 30, 2025, and 2024
Our total sales in the potash segment increased $14.1 million in the nine months ended September 30, 2025, compared to the same period in 2024, as potash sales recorded in the potash segment increased $13.2 million and potash segment byproduct sales increased $0.9 million.
Our potash sales increased in the nine months ended September 30, 2025, compared to the same period in 2024, as we sold 28% more tons of potash, partially offset by an 11% decrease in our average net realized sales price per ton. Our average net realized sales price per ton during the nine months ended September 30, 2025, compared to the same period in 2024, decreased as potash list prices at the beginning of 2025 were approximately $70 per ton lower than at the beginning of 2024. We sold more tons of potash in the nine months ended September 30, 2025, compared to the same period in 2024, as we had more potash to sell due to increased production during the second half of 2024 and the first half of 2025.
Our potash segment byproduct sales during the nine months ended September 30, 2025, compared to the same period in 2024, increased $0.9 million due to an increase in magnesium chloride sales. Our magnesium chloride sales during the nine months ended September 30, 2024, were negatively impacted as our customer entered 2024 with excess inventory. Our customer sold its excess magnesium chloride inventory during 2024, and returned to more normal seasonal purchase volumes during the nine months ended September 30, 2025.
Potash segment freight expense increased 26% in the nine months ended September 30, 2025, compared to the same period in 2024, as we sold 28% more tons of potash. Our potash freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased $10.7 million, or 16%, during the nine months ended September 30, 2025, compared to the same period in 2024, as we sold 28% more tons of potash in the nine months ended September 30, 2025, compared to the same period in 2024. Our potash production cost per ton decreased in 2024, due to strong production at all of our facilities during 2024, which lowered our carrying cost per ton for our finished goods inventory at the beginning of 2025, compared to the beginning of 2024, improving our per ton cost of goods sold in the nine months ended September 30, 2025. A significant portion of our production costs are fixed and an increase in the number of potash tons produced decreases our per ton production costs. In addition, lower of cost or net realizable value potash inventory adjustments recorded in 2024 also lowered our weighted average carrying cost per potash ton to begin 2025.
During the nine months ended September 30, 2025, we recorded total lower of cost or net realizable value inventory adjustments of $2.2 million, with $1.9 million of that total related to our Wendover facility. Our weighted average carrying cost per ton for inventoried potash products at our Wendover facility was higher than our expected average net realizable sales price per ton for those products. Potash production at our Wendover facility remained below historical production levels, which increased our weighted average carrying costs. Work-in-process inventory at our Wendover facility is higher at September 30, 2025, compared to September 30, 2024, because of the new primary pond placed in service at the end of the second quarter of 2024, and we expect improved production at our Wendover facility going forward. We recorded $2.3 million in lower of cost or net realized value inventory adjustments in the potash segment during the nine months ended September 30, 2024.
Our potash segment gross margin increased $0.7 million in the nine months ended September 30, 2025, compared to the same period in 2024, due to the factors discussed above.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Agricultural	72%	72%	78%	75%
Industrial	7%	4%	4%	3%
Feed	21%	24%	18%	22%

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2025	2024	2025	2024
Sales[1]	$18,094	$18,928	$101,148	$81,938
Less: Freight costs	3,473	4,864	22,646	20,498
Warehousing and handling costs	996	1,239	4,071	3,844
Cost of goods sold	9,255	12,221	51,541	55,949
Gross Margin	$4,370	$604	$22,890	$1,647
Depreciation, depletion, and amortization incurred[2]	$824	$864	$2,538	$2,599

Sales volumes (in tons)	36	45	216	200
Production volumes (in tons)	70	62	202	184

Average Trio® net realized sales price per ton[3]	$402	$312	$362	$305
1 Sales include sales of byproducts which were $0.2 million and $0.0 million for the three months ended September 30, 2025, and 2024, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2025, and 2024, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2025, and 2024
Trio® segment sales decreased 4% during the three months ended September 30, 2025, compared to the same period in 2024. Trio® sales decreased $1.0 million, partially offset by an increase of $0.1 million in Trio® segment byproduct sales. Trio® sales decreased primarily due to a 20% decrease in tons sold, partially offset by 29% increase in our average net realized sales price per ton. Our average net realized sales price per ton increased during the three months ended September 30, 2025, compared to the same period in 2024, as we realized the multiple Trio® price increases announced during the first half of 2025. Trio® prices rose due to strong prices of the individual nutrient components of Trio®, particularly sulfate and potassium. We sold fewer tons during the three months ended September 30, 2025, compared to the same period in 2024, as buyers deferred Trio® purchases to stock inventory for the upcoming Spring 2026 application season until later in 2025.
Trio® freight costs decreased 29% during the three months ended September 30, 2025, compared to the same period in 2024, as we sold 20% fewer tons. Our Trio® freight expense is also impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 24% during the three months ended September 30, 2025, compared to the same period in 2024, mainly due to selling 20% fewer tons. In addition, increased Trio® tons produced over the past twelve months lowered our per ton production costs which lowered our Trio® weighted average carrying cost per ton. A significant portion of our production costs is fixed and an increase in tons produced lowers our per ton production costs.
Our Trio® segment generated gross margin of $4.4 million in the three months ended September 30, 2025, compared to gross margin of $0.6 million in the same period in 2024, mainly due to the increase in our Trio® average net realized sales price per ton and continued improvement in our Trio® cost of goods sold per ton.

Impairment Expense
During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any new Trio® segment capital spending during the three months ended September 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets, and we recorded an additional impairment of $0.9 million. For the three months ended September 30, 2025, we recorded no impairment expense.
Nine Months Ended September 30, 2025, and 2024
Trio® segment sales increased 23% during the nine months ended September 30, 2025, compared to the same period in 2024. Trio® sales increased $19.2 million as we sold 8% more tons, combined with a 19% increase in our average net realized sales price per ton. We sold more tons as we had more product to sell due to increased production over the past twelve months. Our average net realized sales price per ton increased during the nine months ended September 30, 2025, compared to the same period in 2024, as we realized the multiple Trio® price increases announced during the first half of 2025. Strong prices of the individual nutrient components of Trio®, particularly sulfate and potassium, led to Trio® price increases.
Trio® freight costs increased 10% during the nine months ended September 30, 2025, compared to the same period in 2024, as we sold 8% more tons. Our Trio® freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 8% in the nine months ended September 30, 2025, compared to the same period in 2024, even though we sold 8% more tons. Our cost of goods sold was positively impacted by improved production rates throughout 2024, which led to a lower carrying cost per ton for our finished goods inventory to begin 2025, and decreases in production labor costs, as we stopped operating an additional underground shift in March 2024 at our East facility. Increased Trio® tons produced during the first nine months of 2025, when compared to the prior year, have also lowered our per ton production costs which lowered our Trio® weighted average carrying cost per ton. A significant portion of our production costs is fixed and an increase in the number of tons produced decreases our per ton production costs.
Our Trio® segment generated gross margin of $22.9 million in the nine months ended September 30, 2025, compared to gross margin of $1.6 million in the same period in 2024, mainly due to an increase in our Trio® average net realized sales price per ton combined with an improvement in our Trio® cost of goods sold per ton.
Impairment Expense
During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any new Trio® segment capital spending during the nine months ended September 30, 2025, and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets, and we recorded an additional impairment of $1.9 million and $3.1 million, respectively.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and nine months ended September 30, 2025, and 2024.

	United States	Export
For the Three Months Ended September 30, 2025	89%	11%
For the Nine Months Ended September 30, 2025	90%	10%

For the Three Months Ended September 30, 2024	84%	16%
For the Nine Months Ended September 30, 2024	88%	12%

Oilfield Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Sales	$2,686	$10,324	$11,410	$21,186
Less: Cost of goods sold	2,746	7,262	8,462	13,995
Gross (Deficit) Margin	$(60)	$3,062	$2,948	$7,191
Depreciation, depletion, and amortization incurred	$945	$1,134	$2,907	$3,400

Three Months Ended September 30, 2025, and 2024
    Our oilfield solutions segment sales decreased $7.6 million in the three months ended September 30, 2025, compared to the same period in 2024, due to a $7.4 million decrease in water sales, combined with a $0.3 million decrease in surface use and easement sales. Our water sales decreased during the three months ended September 30, 2025, compared to the same period in 2024, due to the completion of a large frac on Intrepid South during the third quarter of 2024, and decreased sales from our Caprock wells. Surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
    Our cost of goods sold decreased $4.5 million, or 62%, in the three months ended September 30, 2025, compared to the same period in 2024. During the three months ended September 30, 2024, we purchased $3.6 million of third-party water to service the large frac that was completed on Intrepid South. We did not purchase any third-party water during the three months ended September 30, 2025.
Gross margin for the three months ended September 30, 2025, decreased $3.1 million compared to the same period in 2024, mainly due to the decrease in water sales.
Nine Months Ended September 30, 2025, and 2024
    Our oilfield solutions segment sales decreased $9.8 million in the nine months ended September 30, 2025, compared to the same period in 2024, due to a $10.0 million decrease in water sales, and a $0.5 million decrease in produced water royalties, partially offset by a $0.6 million increase in surface use and easement sales. Our water sales decreased during the nine months ended September 30, 2025, compared to the same period in 2024, due to the completion of a large frac on Intrepid South during the third quarter of 2024, and decreased sales from our Caprock wells. Surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
    Our cost of goods sold decreased $5.5 million, or 40%, in the nine months ended September 30, 2025, compared to the same period in 2024, mainly due to reduced water sales. During the nine months ended September 30, 2024, we purchased $3.6 million of third-party water to service the large frac completed on Intrepid South. We did not purchase any third-party water during the nine months ended 2025.
Gross margin for the nine months ended September 30, 2025, decreased $4.2 million compared to the same period in 2024, mainly due to the decrease in water sales.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three months ended September 30, 2025, our average royalty rate for potash and Trio® combined sales (less combined freight expenses) was 4.9%. For the nine months ended September 30, 2025, our average royalty rate for potash and Trio® combined sales (less combined freight expenses) was 5.0%. For the three and nine months ended September 30, 2024, our average royalty rate for potash and Trio® sales combined (less combined freight expenses) was 5.2% and 4.9%, respectively.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the nine months ended September 30, 2025, was 4.0%. Our effective tax rate differed from the statutory rate during this period due to the valuation allowance established to offset our deferred tax assets. Our effective tax rate for the nine months ended September 30, 2024, was 15.8% which differed from the statutory rate during this period primarily from the permanent difference between book and tax income for the percentage depletion deduction and the officers' compensation deduction.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the nine months ended September 30, 2025, we incurred $0.5 million of income tax expense. For the nine months ended September 30, 2024, we realized income tax benefit of $1.1 million.
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

Capital Investments
    During the three and nine months ended September 30, 2025, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $7.7 million and $20.2 million, respectively.
We expect to make capital investments in 2025 of $30 million to $34 million, with the majority of this being sustaining capital. We may adjust our investment plans as our expectations for 2025 change. We anticipate our 2025 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $77.2 million, compared to $41.3 million at December 31, 2024. The increase in our cash balance during the first nine months of 2025 was due primarily to increased potash and Trio® segment sales.
Our operations have primarily been funded from cash on hand, cash generated by operations, borrowings under our revolving credit facility, and proceeds from debt and equity offerings. We continue to monitor our future sources and uses of cash and anticipate that we may adjust our capital allocation strategies when, and as determined by our Board. We may attempt to raise capital and improve our liquidity position in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions and in accordance with our existing debt agreements. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all. With our current cash on hand, the remaining availability under our revolving credit facility, and the expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
The following summarizes our cash flow activity for the nine months ended September 30, 2025, and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by operating activities	$46,873	$64,936
Cash flows used in investing activities	$(11,185)	$(25,511)
Cash flows provided by (used in) financing activities	$217	$(5,455)

Operating Activities
Net cash provided by operating activities through September 30, 2025, was $46.9 million, a decrease of $18.1 million compared with the first nine months of 2024, mainly due to a $45 million cash payment received in January 2024 under the cooperative development agreement and Amendment with XTO, partially offset by the increase in sales during the first nine months of 2025, compared to the first nine months of 2024.
Investing Activities
    Net cash used in investing activities decreased by $14.3 million in the first nine months of 2025, compared with the same period in 2024, due to a decrease in capital spending and the cash proceeds received for the sale of NESR common shares in May 2025.
Financing Activities
Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date of August 4, 2027. As of September 30, 2025, borrowings under the credit facility bear interest at the SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three and nine months ended September 30, 2025, we made no borrowings and made no repayments under the revolving credit facility. During the three months ended September 30, 2024, we made no borrowings and made no repayments under the revolving credit facility. During the nine months ended

September 30, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. As of September 30, 2025, and December 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of September 30, 2025, we were in compliance with all applicable covenants under the revolving credit facility.
    As of October 31, 2025, we had approximately $74.0 million in cash and cash equivalents and no borrowings under the revolving credit facility. We have $150.0 million of remaining availability under the revolving credit facility as of October 31, 2025.
Share Repurchase Program—In February 2022, our Board approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. For the three and nine months ended September 30, 2025, we did not repurchase any shares under the share repurchase program. We repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022, with approximately $13 million remaining available under the repurchase program authorization.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,
	2025		2024
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$32,479	$18,094	$28,356	$18,928
Less: Segment byproduct sales	6,155	161	6,664	41
Freight costs	2,673	3,473	2,488	4,864
Subtotal	$23,651	$14,460	$19,204	$14,023

Divided by:
Tons sold	62	36	54	45
Average net realized sales price per ton	$381	$402	$356	$312

	Nine Months Ended September 30,
	2025		2024
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$110,050	$101,148	$95,966	$81,938
Less: Segment byproduct sales	18,604	345	17,724	354
Freight costs	10,669	22,646	7,505	20,498
Subtotal	$80,777	$78,157	$70,737	$61,086

Divided by:
Tons sold	234	216	183	200
Average net realized sales price per ton	$345	$362	$387	$305

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2024, describes our exposure to market risk. There have been no material changes to our market risk exposure since December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Since February 2025, the U.S. government has announced, implemented, modified, paused, and/or terminated various tariff measures, including “reciprocal” tariffs on imports from most countries, the so-called “trafficking” tariffs on imports from Canada, Mexico and China, and a number of new or modified tariffs on imports of specific classes of products (including, but not limited to, steel, aluminum, and copper) under Section 232 of the Trade Expansion Act of 1962.
Imports from Canada and Mexico that meet the origin rules of the United States-Mexico-Canada Agreement (USMCA), are presently exempt from the “reciprocal” and “trafficking” tariffs, but not the Section 232 tariffs. However the status of this exemption is uncertain, and the USMCA itself may be subject to renegotiation. Other countries and customs unions, including the United Kingdom, European Union, and Japan, have negotiated separate trade agreements with the U.S. resulting in lower tariffs that would have otherwise applied. However, these agreements are also subject to further negotiation.
The U.S. also continues to negotiate with additional trade partners on potential agreements, the outcome of which remains uncertain. These tariffs and other announcements has led, and may continue to lead, to retaliatory tariffs by other countries. This activity is creating uncertainty regarding the extent and impact of tariffs on our business and the economy in general. Tariffs, or the potential for tariffs, may affect the costs and availability of raw materials, affect our customers' purchasing decisions, contribute to increases in operating costs through increases in product and equipment costs, wages, and energy, or have other related impacts on our business and the markets in which we operate.
Additionally, we are subject to significant regulation under MSHA and OSHA. High-profile mining accidents could prompt governmental authorities to enact new laws and regulations that apply to our operations or to more strictly enforce existing laws and regulations. See also “Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs(2)
July 1, 2025 through July 31, 2025	999	35.89	—	$12,987,860
August 1, 2025 through August 31, 2025	—	—	—	12,987,860
September 1, 2025 through September 30, 2025	—	$—	—	12,987,860
Total	999	$35.89	—	$12,987,860
1 Represents shares of common stock we withheld to cover withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the remaining dollar amount available to repurchase shares of common stock under the $35 million share repurchase program approved by the Board in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We did not repurchase any shares under the share repurchase program during the three months ended September 30, 2025, and we may suspend or discontinue the share repurchase program at any time.

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

ITEM 5.OTHER INFORMATION
    During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

INTREPID POTASH, INC. (Registrant)

Dated: November 6, 2025	/s/ Kevin S. Crutchfield
Kevin S. Crutchfield - Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2025	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer (Principal Financial Officer)