Form 10-K
period 2025-12-31
Intrepid Potash, Inc.
filed 2026-03-05
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2025, the last trading day of the registrant's most recently completed second fiscal quarter, of $35.73 per share as reported on the New York Stock Exchange was $460 million. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of February 28, 2026, the registrant had 13,406,913 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2026 annual meeting of stockholders to be filed within 120 days after December 31, 2025.

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
•our ability to prevail in outstanding legal proceedings;
•our ability to comply with the terms of our revolving credit facility, including the underlying covenants;
•write-downs of the carrying value of our assets, including inventories;
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
•the impact of global health issues, geopolitical conflicts and tensions, and other global disruptions on our business, operations, liquidity, financial condition and results of operations; and
•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors in this Annual Report.
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
Our Products and Services
Our three primary products are potash, Trio®, and water. We also sell salt, magnesium chloride, brines, and water that are derived as part of our mining processes. Product sales as a percentage of total sales for the last three years were as follows:

	Year Ended December 31,
	2025	2024	2023
Potash	39%	39%	47%
Trio®	48%	41%	35%
Water	1%	5%	5%
Salt	4%	5%	4%
Magnesium Chloride	2%	2%	3%
Brines	4%	5%	3%
Other	2%	3%	3%
Total	100%	100%	100%
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
    During 2025, we supplied approximately 0.5% of global annual potassium consumption and approximately 4.0% of the U.S.'s annual potassium consumption. Substantially all of our potash is sold in the U.S. Our domestic potash sales are geographically concentrated in the central and western U.S. Weather, planting conditions and farmer economics all affect fertilizer sales. For more information, please see "Seasonality."

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
The brine at our Wendover facility also contains lithium and in 2025, we entered into a Joint Development Agreement (the "JDA") with Aquatech International, LLC ("Aquatech") and Adionics to pursue the potential development of a 5,000 metric tonne lithium extraction facility using the post-process brine at our Wendover facility. For more information see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Business Trends and Activities."
Production Facilities
We produce potash from three solar evaporation solution mining facilities: our HB solution mine in Carlsbad, New Mexico, our solution mine in Moab, Utah, and our brine recovery mine in Wendover, Utah. We also operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. Solution mining is a process by which potash is extracted from mineralized beds by injecting a salt-saturated brine into a potash ore body and recovering a brine that contains potash and other minerals. The brine is brought to the surface for mineral recovery through solar evaporation. For solar evaporation, the brine is placed in ponds and solar energy is used to evaporate water thus crystallizing out the potash and minerals contained in the brine. The resulting mineral evaporites are then processed to separate the minerals for sale. Solution mining does not require employees or machines to be underground.
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
Nameplate production capacities that exceed demand historically shape the world potash market. A few potash companies have controlled a significant portion of this capacity, which was magnified in early 2018 with the merger of two Canadian producers. Generally, these larger producers have managed production levels to approximate world demand. The world potash market experienced a significant decrease in production rates in 2022 due to sanctions on Belarusian potash and Russia's invasion of Ukraine. In 2022, global production decreased to approximately 61.1 million metric tonnes, compared to record production of approximately 71 million metric tonnes in 2021. Between 2022 and 2025, global production increased in each subsequent year with 2025 production of approximately 74 million metric tonnes, increasing to a projected 76 million metric tonnes in 2026. These increases are primarily driven by higher production in Belarus, Russia, Canada, and Laos. As global production rates continue to increase, with BHP Group Limited’s large-scale Jansen potash project expected to come online in mid-2027 in Canada, potash pricing will likely depend on the larger producers' ability to continue to manage the supply and demand balance through decreased utilization rates.
The volume of potash imports to the U.S. further impacts the potash market. A change in the volume of imports could result in a material change to potash prices in the U.S. In 2022, the U.S. imposed sanctions on Belarusian potash imports, although in December 2025, the U.S. lifted these sanctions. Belarusian potash historically accounted for approximately 7% of annual demand in the U.S., although the overall impact of the removal of sanctions and Belarusian imports to the U.S. potash market remains uncertain.

The world's potash production is heavily focused on a few producers within a handful of countries. Twenty commercial potash deposits produce almost all of the world's potash. According to S&P Global Commodity Insights and data published by potash mining companies, six potash producing countries accounted for approximately 88% of the world's aggregate potash production and nine potash producing countries supplied approximately 93% of the world's potash production in 2025. Two major Canadian producers participate in the Canpotex marketing group that supplied approximately 29% of global potash production in 2025. Russia accounted for 21% and Belarus accounted for 14% of global potash production in 2025.
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

Competition and Competitive Strategy
We sell our potash and Trio® into commodity markets in which delivered price and the ability to timely deliver high quality products are essential. We are a competitive producer in the industry because of our ability to timely deliver high quality potash and Trio® products with specific particle sizes and with specific potassium oxide contents. In the potash market, we compete with larger Canadian potash producers and, to a lesser extent, producers located in Russia, Chile, Germany, and Israel. For Trio®, we compete with one other producer of langbeinite as well as producers of other specialty nutrients and blended products. The competitive market for our water resources includes other water right holders, which include companies, farmers, and ranchers operating in or near the Permian Basin in New Mexico and suppliers of produced and recycled water.
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
•Maximizing Trio® gross margin and optimizing Trio® production. We are working to optimize our production process to increase our mining efficiency, improve our overall plant recovery, and to produce more granular-sized product, which is preferred by most markets. Our sales and marketing approach is focused on domestic and select international markets and includes crop nutrition education and increased marketing efforts targeting organic agriculture and high-value specialty crop markets. We currently operate our Trio® facility below its productive capacity level and expect to continue to do so for the foreseeable future.

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
•Continuing diversification of byproducts and services. We recover magnesium chloride, salt, and brine water byproducts during the production of potash and Trio®. These byproducts diversify our portfolio of product and service offerings. The brine at our Wendover facility also contains lithium and in 2025, we entered into the JDA with Aquatech and Adionics to pursue the potential development of a 5,000 metric tonne lithium extraction facility using the post-process brine at our Wendover facility. As we continue to explore and evaluate opportunities to diversify our revenue sources, we may enter into new or complementary businesses that expand our current product and service offerings.
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
•Diversity in secondary nutrient markets. Given the greater scarcity of langbeinite relative to potash, its agronomic suitability for certain chloride-sensitive crops, and the addition of key secondary nutrients in sulfur and magnesium, we believe there is a market for Trio® outside of our core potash markets. We also believe that there is a market for Trio® beyond the U.S., although freight expense and competition from substitute products have made this a difficult market to penetrate. We also offer Organic Materials Review Institute ("OMRI") listed potash and Trio® products that provide essential minerals for growing certified organic crops.
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

•Diversity of potash markets. We sell potash into three different markets—the agricultural, feed, and industrial markets. In 2025, these markets represented approximately 75%, 21%, and 4%, of potash sales, respectively. The agricultural market supplies crop nutrients to farmers producing a wide range of crops in different geographies and the animal feed market supplies feed manufacturers with key nutrients for a wide range of feed blends into various markets such as pet food and cattle feed. Sales into industrial markets have historically supported drilling activities in oil and gas, although the use of lower-cost potash substitutes in recent years has reduced our sales into those markets.
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
In 2025 we had no customers that accounted for more than 10% of our total consolidated revenues. In 2024, and 2023, we had one customer, Bill Barr & Company, Inc., which accounted for more than 10% of our total consolidated revenues.
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
In 2025, we had approximately $1.7 million of capital investments and reclamation projects, and $0.9 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to spend $5.0 million to $6.0 million for environmental related capital and reclamation projects in both 2026 and 2027. Future capital expenditures are subject to uncertainties, including changes to environmental laws, operating permits, and lease conditions. Material expenditures could be required in the future to fulfill existing or new environmental compliance requirements. We anticipate a focus on environmental issues will result in increased future investments for environmental controls at our operations. See Item 1A. Risk Factors “Risks Related to Our Business - Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”
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

In 2016, the OSE Dam Safety Bureau determined that our East tailing impoundment and West tailing impoundment are considered jurisdictional dams. In 2024, the OSE Dam Safety Bureau classified our East tailing impoundment as a high hazard potential dam. We continue to work with the OSE Dam Safety Bureau to determine required dam modifications. We may be required to spend a significant amount of capital on our East tailing impoundment and West tailing impoundment to modify these impoundments to meet the requirements of the OSE Dam Safety Bureau.
Our operations are subject to oversight by the New Mexico Environment Department Groundwater Quality Bureau (“NMED GQB”). Our HB operations are subject to a discharge permit issued by NMED GQB. This permit was issued in 2015 and governs specific water discharges associated with our HB operations. We have requested modifications to this permit, which are still pending. In 2024, we received notice from the NMED GQB that the East tailing impoundment is subject to regulation by the NMED GQB and that our North facility may be subject to regulation by the NMED GQB. We submitted an application for a discharge permit for our East tailing impoundment to the NMED GQB in February 2025 and information regarding why we believe a discharge permit for our North facility is not required to NMED GQB in December 2024. We may be required to spend a significant amount of capital at our HB facility to comply with any new or modified conditions to our HB discharge permit when it is reissued; additionally, we may have to spend significant capital on our East tailing impoundment to comply with the discharge permit requirements. Similarly, we may be required to spend a significant amount of capital at our North facility to comply with the discharge permit requirements, if a discharge permit for the facility is required.
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
We work closely with government authorities to obtain the appropriate permits to address identified site conditions. For example, some buildings located at our facilities in Utah and New Mexico have a type of siding that contains asbestos. We have adopted programs to encapsulate and stabilize portions of the siding through use of an adhesive spray and to remove the siding, replacing it with an asbestos-free material. We have trained asbestos abatement crews that handle and dispose of the asbestos‑containing siding and related materials. We have a permitted asbestos landfill in Utah and have worked closely with Utah officials to address asbestos‑related issues at our Moab mine.
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
Our mining operating leases require us to reclaim property disturbed areas of our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our facilities as of December 31, 2025, is approximately $38.8 million, which is reflected in our audited financial statements found elsewhere in this Annual Report. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis.
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
Royalties
The potash, langbeinite, water, and byproducts we produce and sell from leased land or minerals may be subject to royalty payments. We produce and sell products from leased land and/or minerals owned by the U.S., the States of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of leases. Some royalties are determined as a fixed percentage of revenue and others vary based upon ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2025, we paid $12.5 million in federal, state, and private royalties. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 3.0% to 5.0%. The royalty rates on our private leaseholds are between 5.0% and 8.0%.
Human Capital Resources
Headcount
We believe that our employees and contractors are significant contributors to the current and future success of Intrepid. Our ability to attract, retain, and motivate qualified personnel is critical to our operations. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. We value our relationships with our employees and consider our relationships with them to be good. As of December 31, 2025, we had a total of 478 employees. Our workforce is experienced, providing invaluable expertise and insight into our operations.

Location	Number of Employees	Average Tenure (in years)
Denver	56	6
Moab	62	10
New Mexico	296	9
Wendover	64	10
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

Sustainability
We are committed to providing consistent returns to our shareholders while being a good corporate citizen that values the welfare of our employees, the communities in which we operate, and the customers we serve. In prioritizing, improving, and managing our sustainability goals, we will create long-term value for our investors. We have made sustainability initiatives a priority for our management team and are committed to providing focused reporting on the sustainability issues that are the most relevant to our business and stakeholders. We published an updated Sustainability Report in 2025 to clearly disclose the goals and metrics related to our sustainability programs, as we believe this information will allow our stakeholders to be informed about our progress. We intend to update these goals and metrics annually. We encourage you to read our Sustainability Report to learn more about our strategy, efforts, and goals relating to these initiatives, which can be found on our website, www.intrepidpotash.com.

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
•Joint development arrangements and other strategic collaborations expose us to risks, and we cannot guarantee that we will realize any economic benefit from these projects.
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
•We operate a limited number of key production and distribution facilities, and a disruption at one of these facilities could significantly affect production of our products or our ability to fulfill our contractual obligations, which could damage customer relationships.
•Our operations are dependent on critical equipment that may need repair or replacement sooner than anticipated, which could result in increased capital maintenance or expenditures and production disruptions.
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
•The grade of ore that we mine could vary due to the complex geology and mineralogy of reserves, which could adversely affect our production and our results of operations.
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
•Inflation could result in higher costs and decreased profitability.
•We are subject to financial assurance requirements and failure to satisfy these requirements could materially affect our business, results of our operations and our financial condition.
Risks Related to Compliance, Regulatory and Legal
•If we are unable to obtain and maintain the required permits, governmental approvals, and leases necessary for our operations, our business could be adversely affected.
•Changes in laws and regulations affecting our business, or changes in enforcement practices, could adversely affect our financial condition or results of operations.
•Unanticipated litigation or investigations, or negative developments in pending litigation or investigations or with respect to other contingencies, could adversely affect us.
•We could incur significant environmental liabilities with respect to our current, future, or former facilities.
•We may face product liability claims and product recalls, which could harm our business and reputation.
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
The market for potash and Trio® is cyclical, and the prices and demand for potash and Trio® can fluctuate significantly. Periods of high demand, increasing profits, and high-capacity utilization lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. Despite supply disruptions from the Russia-Ukraine conflict in 2022 and 2023 which reduced production for a two-year period, global production has returned to record levels with 2025 production of approximately 74 million metric tonnes, increasing to a projected 76 million metric tonnes in 2026. Global productive capacity remains higher than demand and significant brownfield and greenfield expansion projects are in progress. Tariffs and retaliatory tariffs, either proposed or enacted, could also impact the supply and demand balance. As a result of these factors, the prices and demand for potash can be volatile. This volatility can reduce profit margins and negatively affect our results of operations. We sell most of our potash and Trio® into the spot market in the U.S. In addition, potash and Trio® do not have active hedge markets like many other commodities have. As a result, we do not have protection from this price and demand volatility.
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
Joint development arrangements and other strategic collaborations expose us to risks, and we cannot guarantee that we will realize any economic benefit from these projects.

We are party to a Joint Development Agreement (“JDA”) with Aquatech International, LLC and Adionics to pursue definitive agreements governing the potential development of a 5,000 metric tonne lithium extraction facility using the post-process brine at our Wendover facility. The success of this collaboration depends on coordinated efforts between us and our partners, and we have limited control over our partners’ performance and strategic priorities. If our partners fail to perform their obligations, allocate insufficient resources to the collaboration, experience financial or operational difficulties, or exercise their termination rights, development and commercialization activities could be delayed or discontinued.
Our current and future collaboration efforts may involve shared decision-making, cost-sharing arrangements, and intellectual property rights. Disputes regarding development strategies, milestone achievements, funding obligations, commercialization rights, or ownership and enforcement of intellectual property may arise and could result in delays, increased costs, or litigation. In addition, if agreements are terminated, in order to continue development, we may be required to assume full development responsibilities, seek an alternative partner, or discontinue our efforts to develop our lithium resource, any of which could require significant additional capital and may not be successful.
Accordingly, our reliance on this collaboration or other similar collaboration may subject us to risks that could materially and adversely affect our business, financial condition, and results of operations.
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
In 2025, we recorded total impairment charges to our long-lived assets and mineral properties of $1.9 million related to assets at our East mine.
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
After recording impairment charges to our long-lived assets in 2025, we believe the carrying values of our long-lived assets and our indefinite-lived intangible assets were realizable as of the balance sheet dates. However, future events could cause us to conclude otherwise. These future events could include further significant and sustained declines in potash or Trio® prices, further significant or sustained declines in water prices and demand, or higher production and operating costs. Further, based on our analysis of the profitability of any of our facilities, we may decide to terminate or suspend operations at additional facilities. These events could require a further write-down of the carrying value of our assets, which would adversely affect our results of operations and financial condition.
If we are required to write down the value of our inventories, our financial condition and results of operations would be adversely affected.
We carry our inventories at the lower of cost or net realizable value. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we are required to write down the value of our inventories. We recorded $4.4 million of lower of cost or net realizable value adjustments in our potash segment in 2025. Any write-down of our inventory would adversely affect our financial condition and results of operations, possibly materially.
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
We operate a limited number of key production and distribution facilities, and a disruption at one of these facilities could significantly affect production of our products or our ability to fulfill our contractual obligations, which could damage customer relationships.
We produce potash from three solution mining facilities: our HB solution mine in Carlsbad, New Mexico, our solution mine in Moab, Utah, and our brine recovery mine in Wendover, Utah. We also operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from a single conventional underground East mine in Carlsbad, New Mexico. Any disruption of operations at one of those facilities could significantly affect production of our products or our ability to fulfill contractual obligations, which could damage customer relationships. Production at our facilities could be disrupted or negatively impacted by equipment failure, ore grade, or other risk factors, which could result in reduced sales. A production interruption or disruption at one or more of our facilities could result in a loss of customers, a loss in revenue, or subject us to fines or penalties.
Our operations are dependent on critical equipment that may need repair or replacement sooner than anticipated, which could result in increased capital maintenance or expenditures and production disruptions.
Our operations depend on critical equipment such as continuous mining machines, hoists, conveyor belts, loading equipment, compactors, and dryers. This equipment could be damaged or destroyed, suffer breakdowns or failures or deteriorate due to wear and tear sooner than we estimate, and we may be unable to replace or repair the equipment in a timely manner or at a reasonable cost. If these events occur, we may incur additional maintenance and capital expenditures, our operations could be materially disrupted, and we may not be able to produce and ship our products.
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
    All of our potash production comes from our solar solution mines. These facilities use solar evaporation ponds to form potash crystals from brines. Weather conditions at these facilities could negatively impact potash production. For example, heavy rainfall in September and October, just after the evaporation season ends, can reduce the amount of potash we produce in that year or the following year by causing the potash crystals to dissolve and consume pond capacity. Similarly, lower‑than‑average temperatures or higher-than-average seasonal rainfall would reduce evaporation rates and therefore impact production. We experienced significant rainfall in the summer of 2019 at our Wendover facility which reduced the product available for sale in 2020. Similarly, our HB facility experienced a higher-than-average seasonal rainfall in the summers of 2021 and 2025, which led to fewer tons available for sale in the second half of those years and during the following spring seasons. If we experience heavy rainfall or low evaporation rates at any of our solar solution mines, we would have less potash available for sale, and our sales and results of operations would be adversely affected. Reduced potash available for sale could also affect our ability to produce and sell byproducts such as salt and magnesium chloride.
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
We rely on a variety of information technology ("IT") and automated operating systems to manage or support our operations. We depend on our information technology systems for a variety of functions, including, but not limited to, financial reporting, inventory management, procurement, invoicing, and email. We also have access to, and we create and store, sensitive data, including our proprietary business information and that of our customers, and personally identifiable information of our employees. The proper functioning of these systems and the security of this data is critical to the efficient operation and management of our business. In addition, these systems could require modifications or upgrades as a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations and could impose substantial demands on management time. Our systems, and those of third-party providers, also could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access, and cyber-attacks. Although we take steps to secure our systems and electronic information, these cybersecurity measures may not be adequate. Any security breaches could compromise our networks and the information stored on them could be improperly accessed, disclosed, lost, or stolen. Any such access, disclosure or other loss of information could disrupt our operations and the services we provide to customers, damage our reputation or our relationships with our customers or result in legal claims or proceedings, any of which could adversely affect our business, reputation, and operating results.
We face risks related to cybersecurity threats and incidents.
We regularly face attempts by others to gain unauthorized access through the internet, or to introduce malicious software, to our IT systems. Individuals or organizations, including malicious hackers and insider threats including employees and third-party service providers, or intruders into our physical facilities, at times attempt to gain unauthorized access to our software, network, and services. We could also be a target of malicious attackers who attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, suppliers and customers; interrupt our systems and services or those of our suppliers, customers, or others; or demand a ransom to return control of such systems and services. Such attempts—including but not limited to—social engineering or “phishing” attempts, denial of service attacks and malware (including viruses, trojans and keyloggers) are increasing in number, intensity and in technical sophistication, and are increasingly difficult to detect for periods of time, especially as they relate to attacks on third-party vendors, and, if successful, expose us and any affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations, including our manufacturing operations. These attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Our IT infrastructure also includes services provided by third parties, and these service providers can experience breaches of their systems and products that impact the security of our systems and our proprietary or confidential information. In addition, certain factors, such as rapid technology evolution, including increased adoption of artificial intelligence, and geopolitical events, have increased cybersecurity risks. A substantial breach of our or one of our service providers’ systems could damage our reputation and result in the loss of revenues, or the misuse of confidential data, manufacturing challenges or disruption, diversion of management attention, litigation, regulatory action and damage to our relationships with vendors, business partners and customers, and we may incur significant expenses to resolve such issues.
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
We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry. If there are changes in state or federal regulations regarding oil and gas production or water usage, this could materially impact our ability to monetize our water rights. Third parties can challenge our applications to the OSE to change our water rights permits so that we are authorized to sell water to oil and gas producers. We may not be successful in our efforts to obtain the requisite permit changes. In many cases, sales of water require governmental permits or approvals. A decision to deny, delay, revoke, or modify a permit or approval could prevent us from selling water or increase the cost to provide water. If oil or gas prices decline, if oil and gas development in the Permian Basin decreases, or if demand for fresh water in the Permian Basin declines for other reasons, the demand for water under our water rights could be adversely affected. In addition, we could be required to expend capital to meet customer needs. Any of these events could adversely impact our financial condition and results of operations.
Water rights in New Mexico are subject to a stated place of withdrawal, purpose and place of use. Some of our water right permits, declarations and licenses were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the OSE to change the point of diversion, purpose and/or place of use of the underlying water rights. The OSE reviews such applications and makes a determination as to the validity of the right and, will approve the proposed change if it determines the requested change will not impair existing water rights, will not be contrary to the conservation of water within the state, and will not be detrimental to the public welfare of the state. Third parties may protest an application to change a point of diversion or purpose or place of use at minimal cost and frequently do so. Once protested, an administrative process begins, whereby the OSE will ultimately determine if the subject application or preliminary authorization will impair existing water rights, will be contrary to the conservation of water within the state or will be detrimental to the public welfare of the state. The OSE’s findings can be appealed to a New Mexico district court. Additionally, some of our water rights are permitted water rights for which we still need to provide proof of completion of works and proof of beneficial use to the OSE. Until we file proof of completion of work and proof of beneficial use, the water rights are not vested and may not be approved in their entirety. Please see Note 15 of the Notes to Consolidated Financial Statements for an update on challenges to our water rights.
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
    The U.S. Department of the Interior ("DOI") and the New Mexico Oil Conservation Division ("OCD") regulate the co-development of mineral resources—both potash and oil and gas—on federal lands and state lands, respectively, in what the DOI has designated as the Designated Potash Area. This 497,000-acre region outside of Carlsbad, New Mexico, includes all of our New Mexico operations and facilities. In 2012, the DOI issued an updated order that provides guidance to the BLM and industry on the co-development of these resources. See Order 3324 issued by the Secretary of the Interior on December 4, 2012 ("2012 Secretary's Order").
    It is possible that oil and gas drilling in the Designated Potash Area could limit our ability to mine valuable potash and langbeinite reserves or mineralized deposits because of setbacks from oil and gas wells and the establishment of unminable buffer areas around oil or gas wells. It is also possible that the BLM or OCD could determine that the size of these unminable buffer areas should be larger than they are currently, which could impact our ability to mine our reserves. We review applications for permits to drill oil and gas wells as they are publicly disclosed by the BLM and the State of New Mexico. When appropriate, we protest applications for drilling permits that we believe should not be drilled consistent with the operative federal and state rules and that could impair our ability to mine our reserves or put at risk the safety of our employees. We may not prevail in these protests or be able to prevent wells from being drilled in the vicinity of our reserves. If, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our reserves, our reserves could be significantly impaired, which could adversely affect our financial condition or results of operations.
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
    As of December 31, 2025, we had no outstanding borrowings under a revolving credit facility that allows us to borrow up to $150 million. This credit facility expires in 2027. In the future, we may be unable to obtain new financing or refinancing on acceptable terms, or at all. In addition, we may incur additional indebtedness in the future. The agreements governing the credit facility restrict, but do not prohibit, us from incurring additional indebtedness.
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
Despite diversification across multiple industries, including agricultural, industrial, and feed, larger customers, at times, comprise a significant portion of our sales revenue. For example, in 2024 one customer in our potash and Trio® segments accounted for approximately 10%, or $25.6 million, of our total consolidated revenues. In 2023 and 2022, this same customer accounted for approximately 12%, or $33.4 million, and 10%, or $35.0 million of our total consolidated revenues, respectively. If we experience a significant decline in sales from our larger customers or in certain industries, it may be difficult to replace those sales which could have a material effect on our results of operations.
Inflation could result in higher costs and decreased profitability.
Our business can be affected by inflation, including higher costs for transportation (including freight rates), energy, materials, supplies, labor, and other costs. Our ability to recover inflation-driven cost increases may be constrained by the terms of our contracts, the competitive nature of the bidding process, and the economic and industry conditions prevailing in the markets where we operate. Significant inflation presents a risk of materially increasing our costs and adversely impacting our profitability and overall financial performance.
We are subject to financial assurance requirements and failure to satisfy these requirements could materially affect our business, results of our operations and our financial condition.

As part of our business operations, we are required to maintain financial surety or performance bonds with state and federal agencies and fund reclamation and site cleanup following the ultimate closure of our mines. We incur costs to maintain these financial assurance bonds and failure to satisfy these financial assurance requirements could materially affect our business, the results of our operations and our financial condition.
Risks Related to Compliance, Regulatory and Legal Issues
If we are unable to obtain and maintain the required permits, governmental approvals, and leases necessary for our operations, our business could be adversely affected.
We hold numerous environmental, mining, safety, and other permits and governmental approvals authorizing and regulating the operations at each of our facilities. An agency's decision to deny or delay a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit us from continuing our operations at the affected facility, which could have an adverse effect on our business, financial condition, and results of operations. For example, the majority of the water we use for our HB and East operations are derived from wells located on state lands, which we access through an easement issued by the New Mexico State Land Office (“NMSLO”). We are currently operating under a temporary renewal of our water rights easement that expires on May 5, 2026. We are working collaboratively with the NMSLO for a long-term renewal of the easement. While we anticipate we will be successful in obtaining a renewal, it is not guaranteed. The failure to timely renew or the loss of this easement could have a material adverse effect on us, including disruption or cessation of operations.
In addition, we could be required to expend significant amounts to obtain, or come into compliance with, these permits, approvals, and leases, or we could be required to make significant capital investments to modify or suspend our operations at one or more of our facilities. For example, our HB operations are subject to a discharge permit issued by NMED that we may have to expend significant capital to comply with, as NMED may include new or modified conditions to the permit when it is renewed.
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
Also, certain of our existing leases require us to make royalty payments based on the revenue generated by the potash, langbeinite, water, or byproducts that we extract from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2025, approximately 6% of our state, federal and private lease acres at our New Mexico facilities (including leases at the HB and North mines) will be up for renewal within the next five years while none of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations. Reporting of royalties is subject to periodic audits by federal and state officials.
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

Unanticipated litigation or investigations, or negative developments in pending litigation or investigations or with respect to other contingencies, could adversely affect us.
We are currently, and may in the future become, subject to litigation, arbitration, or other legal proceedings with other parties. Any claim that is successfully asserted against us in these legal proceedings, or others that could be brought against us in the future, may adversely affect our financial condition or results of operations.
We could incur significant environmental liabilities with respect to our current, future or former facilities.
Risks of environmental liabilities is inherent in our current and former operations. At many of our past and present facilities, releases and disposals of regulated substances have occurred and could occur in the future, which could require us to investigate, undertake or pay for remediation activities under federal or state laws and regulations. Our facilities are also subject to laws and regulations which require us to monitor and detect potential environmental hazards and damages. Our procedures and controls may not be sufficient to timely identify and protect against potential environmental damages and related costs. We record accruals for contingent environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation, asset retirement obligation or remediation activities and the expenditures for these activities are reasonably estimable. However, the extent and costs of any environmental investigation, asset retirement obligation or remediation activities are inherently uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.
We may face significant product liability claims and product recalls, which could harm our business and reputation.
We face exposure to product liability and other claims if our products cause harm, are alleged to have caused harm or have the potential to cause harm to consumers or their property. In addition, our products or products manufactured by our customers using our products could be subject to a product recall as a result of product contamination, our failure to meet product specifications or other causes. For example, the use and application of our animal feed and plant nutrition products could result in a product recall if it were alleged that they were contaminated.
A product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and production delays to identify the underlying cause of the recall. We could be held liable for costs related to our customers’ product recall if our products cause the recall or other product liability claims if our products cause harm to our customers or their property. Additionally, a significant product liability case, product recall or failure to meet product specifications could result in adverse publicity, harm to our brand and reputation and significant costs, which could have a material adverse effect on our business and financial performance. Our insurance coverage may be insufficient to cover all losses related to product liability claims and product recalls.
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
The market price of our common stock has experienced, and may continue to experience, volatility. For example, during 2025, the market price of our common stock ranged between $20.86 and $39.01. These fluctuations may continue because of numerous factors, including, but not limited to, the following:
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
In the event of an incident, meaning a compromise is not contained by our security systems and has the potential to adversely impact the organization, we have a structured Incident Response Plan in place that is based on National Institute of Standards and Technology ("NIST") guidelines that provide rules for communicating incidents to management based on defined categorizations of the incident, as well as an orderly process for addressing and documenting the incident. As part of our business continuity and disaster recovery strategy, we have a strong backup and off-site data replication process, including an air-gap data vault solution for replication of backups of critical systems. Restorations from these systems are tested on a quarterly basis.
We use a third party to perform annual security assessments. This includes both external penetration testing and internal vulnerability testing, as well as a security program maturity assessment based on the NIST framework. External testing consists of scanning all our public IP addresses for open ports and determining if any device or service on those ports have known vulnerabilities. Internal vulnerability testing is performed from within the network to determine if any known vulnerabilities exist due to outdated patches or insecure configurations. The security program maturity assessment is a review of our policies and practices against a set of standard best practice controls identified by the NIST to determine a maturity level score. We use this assessment to focus our efforts on continually improving our cybersecurity policies and practices. We currently do not have any formal processes to oversee or identify cybersecurity risks associated with third-party service providers but our Director of Information Technology generally evaluates such risks.
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
Our Director of Information Technology has over thirty years of experience in information technology, which includes the past twenty years managing Intrepid's information technology infrastructure, business applications, compliance programs, and cybersecurity systems. Although our management team and Audit Committee receive information regarding our cybersecurity program and help assess our strategy based on their knowledge of our business and industry, no member of the management team or Audit Committee has technology or cybersecurity expertise. Certain members of the Audit Committee have experience with cybersecurity programs and implementing cybersecurity procedures as leaders of businesses and through their service on other boards. Risks from cybersecurity threats have not materially affected our company, including our business strategy, results of operations, or financial condition. While we believe our approach to cybersecurity is reasonable, given the rapidly evolving nature of cybersecurity incidents, there can be no assurance that the controls we have designed and implemented will be sufficient in preventing future incidents or attacks.
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
We operate Intrepid South located in Lea County in southeastern New Mexico, which is comprised of 21,796 fee surface acres, and 27,858 acres of BLM grazing leases.
We conduct most of our mining operations on properties that we lease from states or the federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and continue mining to retain the lease.
The stipulations on our leases are subject to periodic readjustment by the applicable state government and the federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended through the end of 2034. As of December 31, 2025, approximately 6% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years, and none of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
The following tables provide a summary of our mineral resources and reserves. Additional information is provided in the Individual Property Disclosures below.

Summary of Mineral Resources in Millions of Tons of Sylvinite and Langbeinite as of December 31, 2025.
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)
Sylvinite
New Mexico
IPNM	225	15	104	15	329	15	—	—
Utah
Moab	97	26	190	25	287	25	38	23
Wendover	—	—	80	0.5	80	0.5	625	0.5
Total	322	18.3	374	17.0	696	17.6	663	1.8

Langbeinite
New Mexico
IPNM	40	10	40	10	80	10	—	—
Total	40	10	40	10	80	10	—	—

Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add or compute due to rounding.

Summary of Mineral Resources in Millions of Tons of Sylvinite and Langbeinite as of December 31, 2024.
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)
Sylvinite
New Mexico
IPNM	288	16	164	14	452	15	—	—
Utah
Moab	97	26	190	25	287	25	38	23
Wendover	—	—	175	0.5	175	0.5	1,358	0.5
Total	385	18.5	529	13.5	914	15.6	1,396	1.1

Langbeinite
New Mexico
IPNM	67	10	59	10	126	10	—	—
Total	67	10	59	10	126	10	—	—

Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add or compute due to rounding.

Wendover - Summary of Brine Mineral Resource Estimate as of December 31, 2025
Resource Category	K Brine[1] (Mt)	Grade (%K)	Contained Mg2 (Mt)	Contained Li2 (Kt)	Contained LCE[3] (Kt)
Measured Mineral Resources	233.1	0.21	0.29	4.2	22.5
Indicated Mineral Resources	601.0	0.37	1.22	18.2	96.7
Measured + Indicated Mineral Resources	834.1	0.32	1.51	22.4	119.2

Inferred Mineral Resources	377.8	0.42	1.05	15.6	83.1

Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add or compute due to rounding.
[1] - K Brine is the recovered K bearing brine in solution at average concentrations by weight in the shallow and deep aquifers on fee and state lands.
[2] - Li and Mg brines are found in the aquifers in ratios of K:Mg = 1.7 to 1.8 and K:Li = 117 to 121.
[3] - To describe the resource in terms of 'industry standard' lithium carbonate equivalent (LCE), a conversion factor of 5.323 was used to convert Li to LCE.
Mineral Resources were prepared by RESPEC, a qualified firm for the estimate and independent of Intrepid Potash.
Mineral Resources are reported on a 100% basis, exclusive of potash mineral reserves.
Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
K2O Mineral Resources are reporting using Inverse Distance Squared (ID2) estimation methods.
Per ton mine site product pricing basis: K2O = $475, LCE = $10,000, Mg = $5,000.
KCl processing recovery = 85%.
Mt = million tons, Kt = thousand tons, % = percent, K2O = potassium oxide, LCE = Lithium Carbonate Equivalent, Mg = Magnesium
We engaged RESPEC, a qualified firm and independent of Intrepid, to prepare a technical report summary for our IPNM material properties as of December 31, 2025, because changes in our life of mine production forecast and production costs resulted in material changes from the technical report summary prepared by RESPEC as of December 31, 2024. We also engaged RESPEC to prepare a technical report summary for our Wendover material property as of December 31, 2025, because changes in our life of mine production forecast and production costs resulted in material changes from the technical report summary prepared by RESPEC as of December 31, 2023, and to show brine mineral resources for lithium and magnesium chloride. We did not have any material changes to our mineral resources at December 31, 2025, compared to December 31, 2024, at our Moab material property. The material assumptions and criteria used for the mineral resource estimates are discussed in more detail in Section 11 of the respective Technical Report Summaries filed as Exhibits 96.1 through 96.3 to this Annual Report.

Summary of Mineral Reserves in Millions of Product Tons of Potash and Langbeinite as of December 31, 2025, and 2024.
	Proven Mineral Reserves				Probable Mineral Reserves				Total Mineral Reserves
	Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Sylvinite
New Mexico[1]
IPNM	3.0	3.4	22.9	22.9	—	—	—	—	3.0	3.4	22.9	22.9
Utah
Moab[1]	2.0	2.2	28.7	28.6	0.3	0.3	28.9	28.9	2.3	2.5	28.8	28.6
Wendover[2]	—	—	—	—	1.9	1.7	0.5	0.5	1.9	1.7	0.5	0.5
Total	5.0	5.6	25.2	25.1	2.2	2.0	4.4	4.8	7.2	7.6	18.9	19.8

Langbeinite
New Mexico[3]
IPNM	3.9	—	7.5	—	3.3	—	6.6	—	7.2	—	7.1	—
Total	3.9	—	7.5	—	3.3	—	6.6	—	7.2	—	7.1	—
Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
[1] - In situ grade corresponds to the amount of K2O in the contact area of the caverns
[2] - In situ grade corresponds to the amount of K2O in the brines
[3] - In situ grade corresponds to the amount of K2O in the langbeinite ore
Because of economic and operational improvements, we are now reporting langbeinite reserves as of December 31, 2025, because, in the opinion of the Qualified Person, the langbeinite resources are economically mineable. We did not report any langbeinite reserves as of December 31, 2024, only langbeinite resources because, in the opinion of the Qualified Person, none of the langbeinite resources were economically mineable.
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

The IPNM properties are pledged as collateral for our revolving credit facility. At December 31, 2025, the net book value of our IPNM material properties was $165.7 million. Various surety bonds are currently in place for approximately $7.4 million.
During 2025 and 2024, we recorded impairment charges of $1.9 million and $4.4 million, respectively, related to our IPNM material properties.
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
There are five active sections within the East Mine, the operations of which consist of one continuous miner and shuttle cars loading onto a belt conveyor. Each mining section produces approximately 275,000 tons of run‐of‐mine ore each year. The long‐range production balanced with sales projections results in a long‐term annual production of 1.4 million tons of ore for 300,000 tons of Trio® annually.
Langbeinite, marketed as Trio®, is recovered using dense media separation and a fine langbeinite recovery circuit. Currently approximately 1.4 million tons per year of ore is processed at a rate of 300 tons per hour. The ore is crushed, screened, pulped, and rescreened. Coarse material is forwarded to the dense media separation ("DMS") circuit. The DMS concentrate is water leached, debrined, and dried. We separate the coarse product into the three Trio® products. We recover fine material from the screening process using gravity separation, leaching, debrining, and drying. We upgrade fine material to premium product using pelletization.
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
West Mine
The West Mine is a high‐extraction, mechanical room‐and‐pillar mine that was idled in July 2016, and placed in care‐and‐maintenance mode. The mine was last operated in the 5th, 7th, and 10th ore zones.
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
We anticipate the need to construct a new sylvite processing facility to handle the higher insoluble and higher carnallitic ores that are contained in the 8th and 10th ore zones. A new processing plant is expected to have a plant recovery of 75%, which is supported by the metallurgical test work done on the 10th ore zone ore by Tetra Tech in 2009, in support of Phase 1 of the North Mine Reopening Feasibility Study.
Leases and Permits
We control the right to mine approximately 127,000 acres in New Mexico. Of that acreage, we lease 21,000 acres from the State of New Mexico, 106,000 acres from the federal government through the BLM, and 280 acres from private owners. We own 4,700 surface acres near the mine site, adjacent to the federal and state mining leases. Most mining operations are on properties leased from the State of New Mexico or the federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and to continue mining to retain the lease. The stipulations on our leases are subject to periodic readjustment by the State of New Mexico and the federal government. Federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Royalty payments equal a percentage of product sales less freight. Most of our leases with the federal government stipulate a five percent royalty rate. However, certain federal leases contain a sliding scale royalty rate of a minimum of two percent and up to a maximum of five percent based on the grade of ore extracted under the lease. In 2025, IPNM paid royalties of $7.6 million to the federal government.
Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Royalty payments equal a percentage of product sales less freight. Our leases with the State of New Mexico stipulate a five percent royalty rate. In 2025, IPNM paid royalties of $1.5 million to the State of New Mexico.
History of Operations
Potash was first discovered in southeast New Mexico in 1925 in Eddy County, New Mexico, in Snowden McSweeney Well No. I on a V. H. McNutt permit near the center of the portion of the KPLA. Commercial potash shipments began in 1931. The mines have had numerous owners beginning with the U.S. Potash Company’s ownership of the West Mine from 1929 to 1956. Intrepid Mining, the predecessor to Intrepid, acquired the mines, excluding the AMAX Mine, from Mississippi Potash, Inc. in 2004. Intrepid acquired the lease to the AMAX Mine in 2012. A full ownership history for each mine is included in Section 5 of the technical report summary in Exhibit 96.1 to this Annual Report.
Mineral Resource and Reserves Comparison to Prior Year
We engaged RESPEC, a qualified firm and independent of Intrepid, to prepare a technical report summary for our IPNM material properties as of December 31, 2025, because changes in our life of mine production forecast and cost of production resulted in material changes from the report summary prepared as of December 31, 2024, for the New Mexico properties.
Because of economic and operational improvements, we are reporting langbeinite reserves as of December 31, 2025, and, in the opinion of the Qualified Person, the langbeinite resources are now economically mineable. We did not show mineral reserves for our East mine as of December 31, 2024, because, in the opinion of the Qualified Person, none of the langbeinite resources were economically mineable. The technical report summary for the New Mexico material properties prepared as of December 31, 2025, is included with this Annual Report on Form 10-K.
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
The characterization of the hydrogeology was completed for the HB In Situ Solution Mine by AECOM in 2011, and is included as part of the publicly available EIS. The study confirmed the availability of water for the initial flooding of the solution mines at a pumping rate ranging from 177 to 1,440 gallons per minute.
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

IPNM—Summary Mineral Resources in Millions of Tons of Sylvinite effective December 31, 2025. Based on $475/product ton mine site.
	Resources			Mechanical Mining Cutoff [2] (ft%K2O)	Processing Recovery (%)
	Sylvinite [1] (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	225	15	35	57-66	75-85
Indicated mineral resources	104	15	16	57-66	75-85
Measured + Indicated resources	329	15	51
Inferred mineral resources	—	—	—

IPNM—Summary Mineral Resources in Millions of Tons of Sylvinite effective December 31, 2024. Based on $450/product ton mine site.
	Resources			Mechanical Mining Cutoff [2] (ft%K2O)	Processing Recovery (%)
	Sylvinite [1] (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	288	16	45	54-64	75-85
Indicated mineral resources	164	14	24	54-64	75-85
Measured + Indicated resources	452	15	69
Inferred mineral resources	—		—
Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add or compute due to rounding.
[1] Sylvinite is a mixed evaporite containing NaCl and KCl.
[2] Solution mining resource cutoff for flooded old mine workings is the mining extents boundary.
Mineral Resources were prepared by RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Resources are reported exclusive of Mineral Reserves.
Mineral Resources are reported using Inverse Distance Squared estimation methods.
Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet

IPNM—Summary of Mineral Resources in Millions of Tons of Langbeinite Mineralized Rock in Place effective December 31, 2025. Based on $520/product ton mine site.
	Resources			Mechanical Mining Cutoff (ft%K2O)	Processing Recovery (%)
	Langbeinite Mineralized Rock (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	40	10	4	25	68
Indicated mineral resources	40	10	4	25	68
Measured + Indicated resources	80	10	8
Inferred mineral resources	—	—	—

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
Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add or compute due to rounding.
Mineral Resources were prepared by RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Resources are reported exclusive of Mineral Reserves.
Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
Mt = million tons, % = percent, K2O = potassium oxide.
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
Mechanically Mined Reserves
Because of economic and operational improvements, we are now reporting langbeinite reserves as of December 31, 2025, and, in the opinion of the Qualified Person, the langbeinite resources are now economically mineable. We did not report any langbeinite reserves as of December 31, 2024, and 2023, only langbeinite resources because, in the opinion of the Qualified Person, none of the langbeinite resources were economically mineable.
Modeling indicates a cutoff of 64 feet-percent K2O for the high‐insoluble sylvinite resources in the 8th and 10th ore zones, which requires the capital investment of a new plant and refurbishment of shafts. A cutoff of 54 feet-percent K2O is indicated for the West Mine sylvinite resources which requires the processing plant, mine equipment, and associated infrastructure to be rehabilitated.
Solution Mined Reserves
Breakeven Cutoff for solution mined reserves is shown in the table below:

IPNM—Summary of Potash Mineral Reserves effective December 31, 2025. Based on $395/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product[2] (Mt)	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	4.2	22.9	3.0	2.0	85
Probable Mineral Reserves	—	—	—	—	—
Total Mineral Reserves	4.2	22.9	3.0

IPNM—Summary of Potash Mineral Reserves effective December 31, 2024. Based on $360/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product[4] (Mt)	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.3	22.9	3.4	2.9	83
Probable Mineral Reserves	—	—	—	—	—
Total Mineral Reserves	5.3	22.9	3.4
Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add or compute due to rounding.
1 In situ grade is the amount of K2O in the contact area of the caverns and is used to calculate the In-Place KCl.
[2] Product is calculated by multiplying In-Place KCl by: dissolution factor of 96%, areal recovery of 100%, geologic factor of 94.2%, plant recovery of 85%, cavern loss factor of 98%, a product purity factor of 103%, a bitterns loss factor of 88%, and a handling loss factor of 97%.

[3] Brine cutoff grade is the amount of K2O in the extracted brine necessary to cover the costs of production.
[4] Product is calculated by multiplying In-Place KCl by: dissolution factor of 96%, areal recovery of 100%, geologic factor of 94.2%, plant recovery of 83%, cavern loss factor of 98%, a product purity factor of 103%, a bitterns loss factor of 88%, and a handling loss factor of 97%.

Mineral Reserves were prepared effective December 31, 2025, and 2024, by RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources.
Mt = million tons, % = percent, K2O = potassium oxide.

Conventional Langbeinite Mined Reserves
Breakeven Cutoff for conventional mined langbeinite reserves is shown in the table below:

IPNM—Summary of Langbeinite Mineral Reserves effective December 31, 2025. Based on $435/product ton mine site
	ROM Ore[1] (Mt)	In Situ Grade[2] (Diluted) (%K2O)	Product[3] (Mt)	Cutoff Grade (ft-%K2O)	Processing Recovery (%)

Proven Mineral Reserves	17.1	7.5	3.9	33.0	68
Probable Mineral Reserves	16.8	6.6	3.3	33.0	68
Total Mineral Reserves	33.9	7.1	7.2
Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add or compute due to rounding.
1 ROM Ore is reported based on a detailed conventional mine plan adjusted for random impurities of 10%.
2 In Situ Grade (Diluted) is the amount of K2O in the ore body with consideration of dilution occurring during mining.
[3] Product tons are calculated by multiplying ROM Ore by: the In Situ Grade (Diluted)/22.7%, plant recovery of 68%, and a product purity factor of 94.4%. In Situ Grade (Diluted) is divided by 22.7% to convert K2O grade to pure langbeinite by mass.

Mineral Reserves were prepared effective December 31, 2025, by RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet, ROM = Run-of-Mine.
Because of economic and operational improvements, we are now reporting langbeinite reserves as of December 31, 2025, and, in the opinion of the Qualified Person, the langbeinite resources are now economically mineable. We did not report any langbeinite reserves as of December 31, 2024, and 2023, only langbeinite resources because, in the opinion of the Qualified Person, none of the langbeinite resources were economically mineable.
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
Moab’s potash leases include 10,100 acres from the State of Utah and approximately 200 acres from the U.S. through the BLM. Moab owns approximately 3,200 surface acres overlying and adjacent to portions of the mining leases with the State of Utah.

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
The Moab property is pledged as collateral for our revolving credit facility. We have various bonds in place totaling approximately $9.9 million. There are no other significant encumbrances to the Moab property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. As of December 31, 2025, the net book value of our material Moab property was $82.0 million. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the Moab property. The Moab property holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
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
Our lease with the federal government is for an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the federal government. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in the federal lease is five percent. In 2025, Moab made no royalty payments to the federal government.
Our Moab leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease stipulations, including the royalty payable to the State of Utah. Our Moab leases with the State of Utah are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all the Moab state leases as long as operations are conducted on any portion of these state leases. Our Moab leases with the State of Utah are currently extended until 2034 or so long as potash is being produced and stipulate royalty rates of five percent. In 2025, Moab paid $2.1 million of royalties to the State of Utah.
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
Mineral Resource and Reserves Comparison to Prior Year
RESPEC, a qualified firm and independent of Intrepid, prepared a technical report summary for our Moab material property as of December 31, 2023. We did not have any material changes to our mineral resources at December 31, 2025, compared to December 31, 2023, at our Moab material property. The technical report summary for the Moab material property as of December 31, 2023, is included with this Annual Report on Form 10-K.
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

Moab—Summary of Mineral Resources in Millions of Tons of Sylvinite in Place as of December 31, 2025, and 2024. Based on $450/product ton mine site
	Resources
	Sylvinite[1] (Mt)	Grade (%K2O)	Contained K2O (Mt)	Cutoff [2]	Processing Recovery (%)

Measured mineral resources	97	26	25	Minimum of 3-ft and 18.95%K2O	83
Indicated mineral resources	190	25	47	Minimum of 3-ft and 18.95%K2O	83
Measured + Indicated mineral resources	287	25	72
Inferred mineral resources	38	23	9	Minimum of 3-ft and 18.95%K2O	83
Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add or compute due to rounding.
[1] Sylvinite is a mixed evaporite containing NaCl and KCl. Pure KCl equates to 63.17% K2O by mass.
[2] Solution mining resource cutoff for flooded old mine workings is the mining extents boundary.
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

Moab—Summary of Potash Mineral Reserves effective December 31, 2025. Based on $360/product ton mine site.
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product (Mt)[2]	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	2.9	28.7	2.0	2.5	83.0
Probable Mineral Reserves	0.4	28.9	0.3	2.5	83.0
Total Mineral Reserves	3.3	28.8	2.3

Moab—Summary of Potash Mineral Reserves effective December 31, 2024. Based on $360/product ton mine site.
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product (Mt)[2]	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	3.0	28.6	2.2	2.5	83.0
Probable Mineral Reserves	0.4	28.9	0.3	2.5	83.0
Total Mineral Reserves	3.4	28.6	2.5
Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
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
The Wendover property is pledged as collateral for our revolving credit facility. The only other significant encumbrance are various surety bonds totaling $12.2 million to cover the cost of site reclamation. There are no other significant encumbrances to the property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. As of December 31, 2025, the net book value of our material Wendover property was $41.2 million. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the property. Wendover holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
Leases and Permits
We own approximately 57,500 acres of the Wendover site. The BLM and the State of Utah own approximately 34,000 acres of the Wendover site, which we lease (excluding lands used for highway and utility purposes).
We hold leases from the federal government that include 25,900 acres adjoining the Wendover property to the east. Our Wendover federal leases have an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the federal government. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in the federal leases is three percent. In 2025, Wendover made approximately $0.2 million in royalty payments to the federal government.
The State of Utah owns several state land trust sections within the Wendover property site boundaries. We lease approximately 8,100 acres of property from the State of Utah under special use and mineral leases. The Wendover state leases are interspersed among our property and the Wendover federal leases. The Wendover state leases are for an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the State of Utah. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in our Wendover state leases is four percent. In 2025, Wendover made approximately $0.1 million in royalty payments to the State of Utah.
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
Mineral Resource and Reserves Comparison to Prior Year
RESPEC, a qualified firm and independent of Intrepid, prepared a technical report summary for our Wendover material property as of December 31, 2025. The technical report summary includes the maiden resource estimate for lithium and magnesium. The technical report summary also includes updates to the potash resource and reserve estimates, life of mine production forecast, cost of production estimates, and pricing assumptions. The technical report summary for the Wendover material property as of December 31, 2025, is included with this Annual Report on Form 10-K.
Mineral Resource and Reserves
Overview
The ore resource model used to determine potash resources and reserves was created from a database of brine sampling data in 2007 and includes brine samples from the active mining horizon. The lithium ("Li") and magnesium ("Mg") resources estimated from the database of brine sampling and pond volumes, which began in 2004, serve as the basis for the Li and Mg evaluation. The resources are subject to renewal and replenishment by recharge from surface and groundwater flow as evidenced by the extensive operating period over which there has been no effective decline in mineral grades. The QP's most recent inspection was on May 19, 2021, and included the potash plant, evaporation ponds, wellheads, and ditches.
No traditional drilling exploration has taken place in Wendover. We monitor KCl grade from 27 wells that were drilled in October 2005. We sample these wells at least yearly to evaluate brine quality in the shallow-brine aquifer. Samples are evaluated at the on-site lab with full analysis capabilities, including X-ray fluorescence. Deep brine well samples were evaluated for estimating the Li and Mg resources. Review of the data shows a relationship between the concentration of K, Li, and Mg. Additional information on exploration can be found in Section 7 of the technical summary report in Exhibit 96.3 to this Annual Report.
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
Any Li or Mg that is considered a resource would be produced as a by-product of the production of KCl and not as a stand-alone product. There are two resources of Li and Mg which are tied to the (i) processing of KCl and KCl·MgCL2·6H2O ("carnallite"), from the deep brine wells ("DBWs") in the quasi-infinite aquifer, and (ii) the finite deposit concentrated within the carnallite ponds for multiple decades. The carnallite ponds are not included in the resource estimate at this time.
To estimate the Li and Mg resource, samples were evaluated over time, primarily by measuring the change in concentrations and the relationship to K. Samples were evaluated for the change in concentrations and the relationship to K within the radius of influence of each well, based on brine volume displacement, which is more confident for mass transport. As these concentrations have remained stable over time, replenishment of the DBWs concentrations is demonstrated. The Li and Mg resource estimate, based on well drawdown, pumping rates, and sample records, indicates that the deep brine aquifer is expected to be relied upon to produce Li and Mg at a ratio to the K in the MOP production. Analysis of the long-term sampling of the DBWs indicates a ratio of K:Li of 110:1 and a ratio of K:Mg of 1.8:1. These ratios serve as the basis for the estimate of resources.

Wendover—Brine Mineral Resource Estimate effective December 31, 2025
	Resources
Resource Category	K2O Brine [1] (Mt)	Grade (%K2O)	Contained K2O2 (Mt)	Cutoff [3] (%K2O)

Measured mineral resources	—	—	—
Indicated mineral resources	80	0.5	0.4	0.21
Measured + Indicated mineral resources	80	0.5	0.4	0.21
Inferred mineral resources	625	0.5	3.1	0.21
	Resources
Resource Category	K Brine[4] (Mt)	Grade (%K)	Contained Mg5 (Mt)	Contained Li5 (Kt)	Contained LCE[6] (Kt)

Measured mineral resources	233.1	0.21	0.29	4.2	22.5
Indicated mineral resources	601	0.37	1.22	18.2	96.7
Measured + Indicated mineral resources	834.1	0.32	1.51	22.4	119.2
Inferred mineral resources	377.8	0.42	1.05	15.6	83.1

Wendover—Summary of Potash Mineral Resources in Millions of Tons of Sylvinite as of December 31, 2024. Based on $450/product ton mine site.
Measured mineral resources	—	—	—
Indicated mineral resources	175	0.5	0.9	0.23	85
Measured + Indicated mineral resources	175	0.5	0.9	0.23	85
Inferred mineral resources	1,358	0.5	6.8	0.23	85
Amounts presented have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
1 K2O Brine is the recovered KCl bearing brine in solution at average concentrations by weight.
[2] Contained K2O is calculated by multiplying K2O Brine by the Grade.
[3] Solution mining resource cutoff is the grade at which production covers operating costs.
[4] Contained K is the equivalent K portion of the K2O.
5 Li and Mg brines are found in the aquifers in ratios of K:Mg = 1.7 to 1.8 and K:Li = 117 to 121.
6 To describe the resource in terms of ‘industry standard’ lithium carbonate equivalent, a conversion factor of 5.323 was used to convert elemental lithium to LCE.
Mineral Resources were prepared RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Resources are reported exclusive of Mineral Reserves.
Mineral Resources are reported using Inverse Distance Squared (ID2) estimation methods.
Mt = million tons, Kt = thousand tons, % = percent, K2O = potassium oxide, ft = feet
Additional information regarding the methodology and key assumptions used to calculate the Wendover mineral resource can be found in Section 11 of the technical report summary in Exhibit 96.3 to this Annual Report.
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

Wendover—Summary of Potash Mineral Reserves as of December 31, 2025. Based on $395/product ton mine site.
	Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product [3] (Mt)	Cutoff [4] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	885	0.5	1.9	0.25	85
Total Mineral Reserves	885	0.5	1.9	0.25

Wendover—Summary of Potash Mineral Reserves as of December 31, 2024. Based on $360/product ton mine site.
	Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product [3] (Mt)	Cutoff [4] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	813	0.5	1.7	0.30	85
Total Mineral Reserves	813	0.5	1.7	0.30
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
Mineral Reserves were prepared by RESPEC, a qualified firm for the estimate and independent of Intrepid Potash.
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
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and byproducts for the years ended December 31, 2025, 2024, and 2023.

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
•In the third quarter of 2024, we started the permitting process to drill a sample well into the AMAX Cavern at HB in order to measure the brine chemistry of the existing cavern and determine if it is a viable solution mining opportunity. In July 2025, we drilled a sample well into one of the lowest sections of the AMAX mine; unfortunately, the brine pool that we anticipated encountering based on our imaging was not present. After further evaluation of our AMAX Cavern project, we have deferred additional capital investment in our AMAX Cavern project until at least 2027. While the AMAX Cavern remains a key part of our HB mine and we remain confident in the potash reserve in place, we believe we have adequate brine sources to maintain production at our HB facility for the next few years. Before committing additional capital, we are looking to ensure that we have adequate brine injection volumes to flood the AMAX Cavern, which will be the largest cavern in the HB system, and the necessary bitterns management system in place to maximize the full potential of this additional cavern.

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
Our Production of Potash and Trio®
    One product ton of potash contains approximately 0.60 tons of K2O when produced at our Moab and Wendover facilities and approximately 0.60 or 0.62 tons of K2O when produced at our HB facility. One product ton of langbeinite produced at our East facility contains approximately 0.22 tons of K2O. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2025, 2024, and 2023:

(tons in thousands)	Year Ended December 31,
	2025			2024			2023
	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product
Potash
HB	794	13.1%	135	873	12.6%	136	717	11.3%	90
Moab	497	15.7%	103	500	16.4%	110	429	17.2%	95
Wendover	274	13.1%	42	307	13.2%	49	247	12.5%	39
	1,565		280	1,680		295	1,393		224
Langbeinite
East	1,195	7.5%	273	1,139	8.5%	251	1,285	7.3%	216
Total Primary Products			553			546			440

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

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol "IPI". As of February 28, 2026, we had 82 record holders of our common stock based upon information provided by our transfer agent.
Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, and the Dow Jones U.S. Basic Materials Index, for the period beginning on December 31, 2020, through December 31, 2025, assuming an initial investment of $100 and the reinvestment of dividends.

	IPI	S&P 500	Dow Jones U.S. Basic Materials
December 31, 2020	$100.00	$100.00	$100.00
December 31, 2021	$176.94	$128.68	$127.78
December 31, 2022	$119.54	$105.36	$118.10
December 31, 2023	$98.92	$133.03	$131.10
December 31, 2024	$90.77	$166.28	$124.14
December 31, 2025	$114.82	$195.98	$146.19

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
U.S. Dollars
2020
2021
2022
2023
2024
2025
IPI
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
Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
October 1, 2025, through October 31, 2025	—	$—	—	$12,987,860
November 1, 2025, through November 30, 2025	—	$—	—	$12,987,860
December 1, 2025, through December 31, 2025	7,241	$25.58	—	$12,987,860
Total	7,241	$25.58	—	$12,987,860

1 Represents the dollar value of remaining availability under the $35 million share repurchase program approved by the Board of Directors in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. During 2025, we did not purchase any shares under the share repurchase program.

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
A discussion of the changes in our results of operations between the years ended December 31, 2024, and December 31, 2023, has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 4, 2025, which is available free of charge on the SEC's website at www.sec.gov and our corporate website (www.intrepidpotash.com).
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
We also have certain land, water rights, federal grazing leases, and other related assets in southeast New Mexico. We refer to these assets and operations as "Intrepid South." Intrepid South generates revenue from sales of various oilfield-related products and services, including but not limited to, water, brine, surface use and right-of-way agreements, a produced water royalty agreement, and caliche sales.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. For each of the years ended December 31, 2025, 2024, and 2023, a majority of our byproduct sales were accounted for in the potash segment.

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
•Tariffs and retaliatory tariffs. Since February 2025, the U.S. government has announced, implemented, modified, paused, and/or terminated various tariff measures, including tariffs pursuant to the International Emergency Economic Powers Act (“IEEPA”) (which were held unlawful in February 2026 by the U.S. Supreme Court and terminated), and a number of new or modified tariffs on imports of specific classes of products (including, but not limited to, steel, aluminum, and copper) under Section 232 of the Trade Expansion Act of 1962 (“Section 232”), and most recently a temporary tariff under Section 122 of the Trade Act of 1974 (“Section 122”). In addition, the U.S. government has indicated that it will initiate investigations with the intention of imposing additional tariffs under Section 232 and Section 301 of the Trade Act of 1974.

Imports from Canada and Mexico that meet the origin rules of the United States-Mexico-Canada Agreement ("USMCA"), were exempt from the IEEPA tariffs, and are currently exempt from the Section 122 tariffs, but not Section 232 tariffs. The status of the Section 122 exemption is uncertain, as is whether the USMCA-qualifying goods would be exempt from future tariffs, and the USMCA itself may be subject to renegotiation. Other countries and customs unions, including the United Kingdom, European Union, Japan and Korea, have negotiated separate trade agreements with the U.S. resulting in lower tariffs than would have otherwise applied. However, the status of these agreements is uncertain in light of the termination of IEEPA tariffs, and such agreements are subject to further negotiation.
The U.S. also continues to negotiate with additional trade partners on potential agreements, the outcome of which remains uncertain. These tariffs have also at time led, and may continue to lead, to retaliatory tariffs imposed by other countries. This volatility of tariffs creates uncertainty regarding the extent and impact of tariffs on our business and the economy in general. Tariffs, or the potential for tariffs, may affect the costs and availability of raw materials, affect our customers' purchasing decisions, contribute to increases in operating costs through increases in product and equipment costs, wages, and energy, or have other related impacts on our business and the markets in which we operate.
•Potash pricing and demand. Our average net realized sales price for potash decreased to $353 per ton in 2025 compared to $377 per ton in 2024. After peaking in mid-2022, potash prices steadily declined, reaching a floor in January 2025 at $315 per ton during the winter-fill agricultural potash program. Supportive crop prices and strong demand during the first half of 2025 led to multiple price increases with summer-fill potash pricing increasing to $390 per ton in June 2025, followed by a $20 per ton increase that was largely untested in the third and fourth quarters. Fourth quarter pricing was unchanged from post summer-fill levels, but demand was slow as reduced farmer profitability due to commodity price declines and sufficient inventory from the summer-fill program limited buying. A winter-fill agricultural potash program was announced in January 2026 at $355 per ton, a $40 per ton increase compared to the 2025 winter-fill program, and we have seen good subscription under the program with customers placing orders for the majority of their first quarter needs. Our price expectations could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases and the price and availability of other potassium products. As a smaller producer relative to the overall market, domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, currency fluctuations, tariffs, and crop commodity values and outlook, also influence pricing.
•Trio® pricing and demand. Our average net realized sales price for Trio® increased to $367 per ton in 2025, compared to $311 per ton in 2024. Similar to potash, after prices peaked in mid-2022, Trio® pricing steadily declined until reaching a floor in the second half of 2023. Trio® prices were relatively flat in the first half of 2024 with summer-fill pricing of $320 per ton, after which rising sulfate values and increased demand led to multiple prices increases in both the second half of 2024 and first half of 2025, with prices peaking in June 2025 at $415 per ton, a $95 per ton increase over the summer-fill levels of the prior year. We announced a fall-fill program in October 2025, reducing price $35 per ton to $380 per ton, during a one-week order window and saw record subscription with 87,000 tons sold in the fourth quarter of 2025. Pricing increased to $405 per ton after the order window and we continue to see good demand to date in 2026. Our ability to realize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases, and the price and availability of other potassium products.
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
•Strategic Focus on our Solar Solution Mining Facilities. Key current and future projects include:
◦Wendover Primary Ponds - Similar to our caverns at the Moab and HB mines, the primary ponds at Wendover serve as the brine storage area, and are necessary to achieve our goals of maximizing brine availability, increasing brine grade, and improving production. We completed the construction of a new primary pond in June 2024 and are seeing the production benefits from this pond in our 2025 - 2026 production year. We plan to begin construction of another primary pond in mid-2026 to further increase our brine storage capacity and we expect production will continue to improve towards our productive capacity over the next couple of years.
◦HB AMAX Cavern - After further evaluation of our AMAX Cavern project, we have deferred additional capital investment in our AMAX Cavern project until at least 2027. While the AMAX Cavern remains a key part of our HB mine and we remain confident in the potash reserve in place, we believe we have adequate brine sources to maintain production at our HB facility for the next few years. Before committing additional capital, we are looking to ensure we have adequate brine injection volumes to flood the AMAX Cavern, which will be the largest cavern in the HB system, and the necessary bitterns management system in place to maximize the full potential of this additional cavern.
•Lithium Development Project. In 2025, we entered into a Joint Development Agreement ("JDA") with Aquatech International, LLC and Adionics (together, the "Lithium Partners") to pursue the potential development of a 5,000 metric tonne lithium extraction facility using the post-process brine at our Wendover facility. Initial demonstration testing using our Wendover brine was successful, with a lithium extraction rate of 92.9% and lithium chloride purity above 99.5%. The lithium chloride was further processed to produce a >99.5% lithium carbonate product, meeting key specifications for battery manufacturing. Under the JDA, Aquatech is completing comprehensive feasibility studies and detailed engineering of a 5,000 metric tonne lithium extraction facility. The Lithium Partners are advancing project design and development, and negotiating definitive agreements, with a goal of reaching a final investment decision in 2026.
•Water sales. Water sales decreased in 2025 to $3.2 million, compared to $13.6 million in 2024 as continued expansion of produced water and water recycling infrastructure has increased the availability of recycled water and reduced demand for water from both our Caprock wells and on Intrepid South. In 2024, we supplied water for one drilling program during the third quarter which accounted for approximately $5.5 million, or 40%, of our total water sales. We did not have an equivalent sale during 2025. While oil and gas activity remains strong in southeast New Mexico and on Intrepid South, we expect the trend towards the use of produced and recycled water will continue for the foreseeable future.
•Byproduct sales. Byproduct sales decreased to $25.1 million in 2025 compared to $25.3 million in 2024. Magnesium chloride sales increased $0.9 million compared to 2024, as we saw a return to more historic sales volumes in 2024, offset by $0.9 million decrease in salt sales. Brine sales decreased $0.2 million, or 3%, compared to 2024 as oil and gas activity near in southeast New Mexico continues to drive strong demand for heavy brine.
•Other oilfield products and services. Our revenue from brine and other oilfield products and services, excluding water, recorded in our oilfield solutions segment increased to $11.3 million in 2025, compared to $11.1 million in 2024, as continued strong oil and gas activity in southeast New Mexico led to steady sales compared to 2024.

Consolidated Results

(in thousands)	Year Ended December 31,
	2025	2024
Sales[1]	$298,328	$254,694

Cost of Goods Sold	$178,578	$171,415

Lower of cost or net realized value inventory adjustments	$4,442	$3,957

Gross Margin	$54,816	$29,082

Income (Loss) Before Income Taxes	11,729	(18,512)
Income Tax Expense	(544)	(194,333)
Net Income (Loss)	$11,185	$(212,845)

Average Net Realized Sales Price per Ton[2]
Potash	$353	$377
Trio®	$367	$311

1Sales include sales of byproducts which were $25.1 million and $25.3 million for the years ended December 31, 2025, and 2024, respectively.
2Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Years Ended December 31, 2025, and 2024
    Sales
Our total sales increased $43.6 million, or 17% in 2025, compared to 2024, as Trio® segment sales increased $39.0 million, and potash segment sales increased $14.8 million, partially offset by a decrease of $10.2 million in oilfield solutions segment sales.
Our total Trio® segment sales increased by $39.0 million during 2025 compared to 2024, driven by an increase of $39.2 million in Trio® sales, partially offset by a decrease of $0.2 million in Trio® segment byproduct sales. We sold 19% more tons of Trio® in 2025 compared to 2024, as we entered 2025 with more Trio® inventory due to increased production in the second half of 2024, and we produced 9% more tons of Trio® during 2025, compared to 2024. Our average net realized sales price per ton increased 18% in 2025, compared to 2024, due to strong prices of the individual nutrient components of Trio®, particularly sulfate and potassium.
Our total potash segment sales increased $14.8 million during 2025, compared to 2024, driven by an increase of $14.9 million in potash sales, partially offset by a $0.1 million decrease in potash byproduct sales. Our potash sales increased due to a 20% increase in potash tons sold during 2025, compared to 2024, partially offset by a 6%, decrease in potash average net realized sales price per ton. We sold more tons of potash in 2025, compared to 2024, because our available supply of potash increased in 2025, compared to 2024, mainly due to strong potash production during the second half of 2024 and the first half of 2025.
Our potash average net realized sales price per ton decreased 6% in 2025, compared to 2024, primarily due to lower potash price levels during the spring application season. The 2025 potash winter-fill program, announced in January 2025, was $70 per ton less than the 2024 potash winter-fill program in January 2024. After the winter-fill program in 2025, strong demand and supportive commodity prices led to multiple potash price increases in the first half of 2025, with summer-fill potash price of $390 per ton, a $55 per ton increase compared to 2024. Although potash prices rose steadily during 2025, we sold fewer tons in the second half of 2025 at the higher per ton prices, compared to tons sold during the first half of 2025 at the lower per ton prices.

Our oilfield solutions segment sales decreased by $10.2 million in 2025, compared to 2024, driven by a decrease of $10.4 million in water sales, partially offset by a $0.2 million increase in brine water sales and other oilfield solutions products and services. Water sales decreased due to reduced demand from both our Caprock and Intrepid South water rights as oil and gas operators continue to increase the use of produced and recycled water in their operations. Sales of water on Intrepid South also vary based on the drilling schedules of operators on our land. In 2024, we supplied water to a large frac in the third quarter, which accounted for $5.5 million, or 40% of our water sales for the year. We did not have an equivalent frac on Intrepid South in 2025.
Cost of Goods Sold
Our total cost of goods sold increased $7.2 million, or 4%, in 2025, compared to 2024. Our potash segment cost of goods increased $10.8 million, or 13%, and our Trio® segment cost of goods sold increased $2.6 million, or 4%, partially offset by a decrease of $6.2 million, or 36%, in our oilfield solutions segment cost of goods sold.
Our potash segment cost of goods sold increased 13% in 2025, compared to 2024, mainly due to us selling 20% more tons of potash in 2025, compared to 2024. Increased potash production rates, specifically in the second half of 2024, decreased the carrying cost of our potash at the start of 2025, compared to 2024, reducing our per ton cost of goods sold in 2025. Our potash cost of goods sold during 2025 was favorably impacted by lower of cost or net realizable value inventory adjustments recorded during the second half of 2024 and the first half of 2025. Recording lower of cost or net realizable value inventory adjustments reduces our potash carrying costs per ton.
Our Trio® segment cost of goods sold increased 4% in 2025, compared to 2024, as we sold 19% more tons of Trio® in 2025 compared to 2024. Our per ton production costs per Trio® ton decreased in 2025, compared to 2024, due to the 9% increase in tons of Trio® produced in 2025, compared to 2024, while increased production rates throughout 2024 also led to a lower weighted average carrying cost per ton of Trio® to begin 2025, compared to 2024. Because a significant portion of our production costs are fixed, an increase in tons produced reduces our production costs per ton.
Our oilfield solutions segment cost of goods sold decreased 36% in 2025 compared to 2024, as we purchased more third-party water for resale in 2024, compared to 2025, to meet the demand for a large frac on Intrepid South during 2024.
Lower of Cost or Net Realizable Value ("NRV") Inventory Adjustments
During 2025, we recorded lower of cost or NRV inventory adjustments of $4.4 million as our weighted average carrying costs for certain potash products exceeded our expected selling price for those products. During the year ended December 31, 2024, we recorded lower of cost or NRV adjustments of $4.0 million as our weighted average carrying costs for certain potash products exceeded our expected selling price for those products.
Gross Margin
Our gross margin percentage increased to 18% in 2025, compared to 11% in 2024. The increase was driven primarily by an increase in our Trio® gross margin due to an increase in our average net realized sales price per ton for Trio®, increased production rates which lower our per ton production costs, and an increase in tons of Trio® sold in 2025, compared to 2024.
Selling and Administrative Expense
    Selling and administrative expenses increased $3.7 million or 11% in 2025 compared to 2024, as professional services expenses increased $1.9 million and stock compensation expense increased $1.4 million. Our professional services expenses increased in 2025, compared to 2024, as we used more third-party consultants in 2025. Our stock compensation expense increased in 2025, compared to 2024, mainly due to the resignation of our former Chief Executive Officer ("CEO") in September 2024. Recognized stock compensation expense related to the former CEO's unvested equity awards at the time of his resignation in September 2024 was reversed which lowered 2024 stock compensation expense.
Impairment of Long-Lived Assets
During the year ended December 31, 2025, we recorded total impairment charges of $1.9 million. During the year ended December 31, 2024, we recorded total impairment charges of $10.7 million.

In 2023, the fair value of our Trio® segment assets was determined using the expected proceeds received in an orderly sale of the individual assets. During 2024, for any Trio® segment capital spending during 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of the new individual assets and recorded impairment charges of $4.4 million. We continued to record impairment charges for our Trio® segment capital spending during the first nine months of 2025, using the expected proceeds received in an orderly sale of new individual assets and recorded impairment charges of $1.9 million. We did not record any impairment charges for any Trio® segment capital spending during the three months ended December 31, 2025, because the projected undiscounted cash flows generated by our Trio® segment asset group exceeds the net book value of the Trio® segment asset group due to the continued financial improvement in our Trio® segment asset group.
Also, during 2024, we recorded impairment charges of $6.4 million in our oilfield solutions segment mainly related to our frac sand opportunity and other oilfield related equipment based on the expected selling price of those assets, which were subsequently sold in 2025.
Gain Loss on Sale or Disposal of Assets
During 2025, we recorded a $1.2 million gain on the sale or disposal of assets. During 2025 we sold two small parcels of land and recorded a total gain of $3.6 million, partially offset by a loss of $2.4 million on the sale or disposal of assets in the normal course of business. During 2024, we recorded a total loss of $2.0 million on the sale or disposal of assets mainly related to the sale of excess lay flat water tubing.
Other Operating Income
In 2025, we recognized other operating income of $4.8 million compared to $5.2 million in 2024. During both 2025 and 2024, we recognized $4.5 million in other operating income related to the Third Amendment to the Cooperative Development Agreement that we entered into with XTO in December 2023 which became effective in January 2024. As discussed in further detail in Note 9 - Other Long-Term Deferred Income to the Consolidated Financial Statements, we are recognizing as other operating income the estimated transaction price associated with the Amendment on a straight-line basis over the term of the Amendment. During 2025, we recognized $0.3 million from various miscellaneous items, compared to $0.7 million recognized during 2024.
Other Operating Expense
    Other operating expense increased $2.9 million in 2025 compared to 2024. During 2025, we recorded $4.0 million related the potential settlement of a class action lawsuit and $2.2 million for potential fines related to an unpermitted discharge at our HB facility. During 2024, we recorded an additional $1.9 million related to the potential underpayment of royalties to the ONRR from 2012 through 2016, we incurred $0.9 million for royalties assessed by the State of New Mexico on certain water sales made during 2019 to 2022, and we recorded $0.6 million in expenses associated with product contamination. During 2025, we paid the ONRR $3.5 million for the underpayment of royalties from 2012 through 2016, which closed the matter.
    Income Tax
We recorded income tax expense of $0.5 million in 2025, for state income taxes in jurisdictions where we were unable to utilize deferred tax assets for net operating losses. In 2024, we recorded an income tax expense of $194.3 million as we increased our valuation allowance against our deferred tax assets by $199.0 million since we concluded that it was more likely than not that our deferred tax assets would not be realized.
Net Income
Our 2025 net income increased to $11.2 million compared to a net loss of $212.8 million in 2024, due to the factors discussed above.

Potash Segment Results

	Year Ended December 31,
(in thousands)	2025	2024
Sales[1]	$139,583	$124,833
Less: Freight costs	15,617	13,176
Warehousing and handling costs	6,530	6,306
Cost of goods sold	94,776	83,974
Lower of cost or net realized value inventory adjustments	4,442	3,957
Gross Margin	$18,218	$17,420
Depreciation, Depletion, and Amortization Incurred[2]	$31,478	$27,955
Potash Sales Volumes (tons in thousands)	289	240
Potash Production Volumes (tons in thousands)	280	295
Average Potash Net Realized Sales Price per Ton[3]	$353	$377
1Potash segment sales include byproduct sales which were $24.6 million and $24.6 million for the years ended December 31, 2025, and 2024, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Potash Segment Results for the Years Ended December 31, 2025, and 2024
    Our total potash segment sales in 2025 increased $14.8 million, or 12%, compared to 2024, as potash sales recorded in the potash segment increased 15% while potash segment byproduct sales were essentially unchanged.
Potash sales recorded in the potash segment increased $14.8 million, or 15%, in 2025 compared to 2024, as our potash tons sold increased 20%, partially offset by a 6% decrease in our average potash net realized sales price per ton. We sold more tons of potash in 2025, compared to 2024, because our available supply of potash increased in 2025, compared to 2024, mainly due to increased potash production during the second half of 2024 and the first half of 2025.
Our potash average net realized sales price per ton decreased 6% in 2025, compared to 2024. The 2025 potash winter fill program that was announced in early January 2025 was $70 per ton less than the 2024 potash winter fill program that was announced in early January 2024. While per ton potash prices rose steadily during 2025, we sold fewer tons in the second half of 2025 at the higher per ton prices, compared to tons sold during the first half of 2025 at the lower per ton prices.
Our potash segment cost of goods sold increased 13% in 2025 compared to 2024, mainly due to selling 20% more tons of potash in 2025, compared to 2024. Increased potash production rates, specifically in the second half of 2024, decreased the carrying cost of our potash to begin 2025, compared to 2024, reducing our per ton cost of goods sold in 2025. Our potash cost of goods sold during 2025 was also favorably impacted by lower of cost or net realizable value inventory adjustments recorded during the second half of 2024 and the first half of 2025. Recording lower of cost or net realizable value inventory adjustments reduces our potash carrying costs per ton.
Potash segment freight expenses increased 19% in 2025 compared to 2024, as we sold 20% more tons of potash. Our freight expense is impacted by the rates charged by carriers, geographic distribution of our products and by the proportion of customers arranging for and paying their own freight costs.
We produced 5% fewer tons of potash during 2025 compared to 2024, mainly due to producing fewer tons at our Moab and Wendover facilities during 2025.
During 2025, we recorded $4.4 million in lower of cost or net realizable value inventory adjustments for certain potash products as our weighted average carry cost per ton exceeded our expected net realizable value per potash ton as our average potash net realized sales price per ton decreased 6% in 2025, compared to 2024. We recorded $4.0 million in lower of cost or net realizable value inventory adjustments for certain potash products during 2024.

Our potash segment gross margin increased $0.8 million in 2025, compared to 2024, due to the factors discussed above.
Potash Segment - Additional Information
The table below shows our potash sales mix for 2025 and 2024.

	Year Ended December 31,
	2025	2024
Agricultural	75%	74%
Industrial	4%	3%
Feed	21%	23%

Trio® Segment Results

	Year Ended December 31,
(in thousands)	2025	2024
Sales[1]	$144,463	$105,428
Less: Freight costs	32,818	25,841
Warehousing and handling costs	5,685	5,169
Cost of goods sold	72,574	69,980
Gross Margin	$33,386	$4,438
Depreciation, Depletion, and Amortization incurred[2]	$3,353	$3,500
Sales Volumes (tons in thousands)	303	254
Production Volumes (tons in thousands)	273	251
Average Net Realized Sales Price per Ton[3]	$367	$311
1Trio® segment sales include byproduct sales which were $0.5 million and $0.7 million for the years ended December 31, 2025, and 2024, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Trio® Segment Results for the Years Ended December 31, 2025, and 2024
    Our total Trio® segment sales increased $39.0 million, or 37%, in 2025 compared to 2024, as Trio® sales increased $39.2 million, or 37%, partially offset by a $0.2 million decrease, or 24%, in Trio® segment byproduct sales.
Our Trio® sales increased $39.2 million, or 37%, in 2025 compared to 2024, as we sold 19% more tons combined with an 18% increase in our average net realized sales price per ton. Sales volumes increased in 2025 compared to 2024, as we entered the year with more Trio® in inventory due to increased production in the second half of 2024 and we produced 9% more tons of Trio® during 2025, compared to 2024. Trio® average net realized sales price per ton increased 18% in 2025, compared to 2024, due to strong prices of the individual nutrient components of Trio®, particularly sulfate and potassium.
Our Trio® segment byproduct sales decreased $0.2 million in 2025 compared to 2024, due to a decrease in Trio® segment byproduct salt sales.
Trio® freight costs increased 27% in 2025, compared to 2024, mainly related to a 19% increase in Trio® tons sold. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs. Generally, our Trio® freight expense is higher than our potash freight expense because our Trio® customers are generally located further away from our production facilities compared to our potash customers.

Our Trio® segment cost of goods sold increased 4% in 2025 compared to 2024, as we sold 19% more tons of Trio® in 2025. Our per ton production costs per Trio® ton decreased in 2025, compared to 2024, due to the 9% increase in tons of Trio® produced in 2025, and increased production rates throughout 2024 also led to a lower weighted average carrying cost per ton of Trio® at the start of 2025, compared to 2024. Because a significant portion of our production costs are fixed, an increase in tons produced reduces our production costs per ton.
Our Trio® segment gross margin increased by $28.9 million in 2025 compared to 2024, due to the factors discussed above.
In the fourth quarter of 2023, given the decrease in our gross margin for our Trio® segment we determined that sufficient indicators of potential impairment of our Trio® segment long-lived assets existed. We performed a recoverability test and determined that the carrying value of our Trio® segment long-lived assets was not recoverable. We engaged a third-party valuation firm to determine the fair value of our Trio® segment assets. The fair value of our Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. The carrying value of our Trio® segment asset group exceeded the fair value of those assets, and we recorded an impairment charge of $31.9 million in 2023.
For any Trio® segment capital spending in 2024 and for the first nine months of 2025, we also estimated the fair value of those new assets and we recorded an impairment charge of $4.4 million in 2024 and $1.9 million during the nine months ended September 30, 2025. Because the financial performance of our Trio® segment has improved significantly during 2025, we performed a recoverability test in the fourth quarter of 2025 and determined our estimated fair value of our Trio® segment asset group exceeds the carrying value of those assets. We did not record any impairment changes during the fourth quarter of 2025.
Trio® Segment - Additional Information
    The table below shows the percentage of total Trio® sales that were sold internationally in the past three years.

	United States	Export
For the year ended December 31, 2025	87%	13%
For the year ended December 31, 2024	85%	15%
For the year ended December 31, 2023	86%	14%
Oilfield Solutions Segment Results

	Year Ended December 31,
(in thousands)	2025	2024
Sales	$14,440	$24,685
Less: Cost of goods sold	11,228	17,461
Gross Margin	$3,212	$7,224
Depreciation, Depletion, and Amortization incurred	$3,813	$4,431

Oilfield Solutions Segment Results for the Years Ended December 31, 2025, and 2024
    Our oilfield solutions segment sales decreased 42% in 2025 compared to 2024, driven by a decrease of $10.4 million in water sales, offset by an increase of $0.1 million in brine water sales and an increase of $0.1 million in sales of other products and services. Water sales decreased due to reduced demand from both our Caprock and Intrepid South water rights as oil and gas operators continue to increase the use of produced and recycled water in their operations. Sales of water on Intrepid South also vary based on the drilling schedules of operators on our land. In 2024, we supplied water to one large drilling program in the third quarter, which accounted for $5.5 million, or 40% of our water sales for the year. We did not have an equivalent sale on Intrepid South in 2025.
Our oilfield segment cost of goods sold decreased 36% in 2025 compared to 2024, as we purchased more third-party water for resale to meet the demand for the large frac completed on Intrepid South during 2024, and we paid less royalties in 2025, compared to 2024, because of the 42% decrease in sales.
Gross margin decreased $4.0 million, or 56%, in 2025 compared to 2024, due to the factors described above.
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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. Our average royalty rate was 5.0%, 4.9%, and 4.9% in 2025, 2024, and 2023, respectively. In addition to royalties, we are also subject to resource and severance taxes in the state of New Mexico.
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
Income Taxes
We are a subchapter C corporation and are therefore, subject to U.S. federal and state income taxes on our taxable income. We recognize deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. We have concluded valuation allowances of $198.9 million and $202.2 million were required as of December 31, 2025, and 2024, respectively.
The amount of valuation allowance decreased in 2025, compared to 2024, as a result of utilizing deferred tax assets to offset GAAP income generated during 2025. Our effective tax rate for the years ended December 31, 2025, 2024, and 2023 was 4.6%, (1,049.8)%, and 19.0%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax, the need for a valuation allowance or release, and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the percentage depletion deduction and the expense for the estimated effect of the disallowed deduction for officers' compensation.
The effective tax rate for the years ended December 31, 2025, 2024, and 2023 differs from the U.S. federal statutory rate primarily due to the change in the valuation allowance.
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
A valuation allowance is recognized for deferred tax assets if it is more likely than not that a portion or all of the net deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2025, we were in a cumulative three-year loss position. The cumulative three-year loss position is significant negative evidence when evaluating the realizability of our deferred tax assets, and we have concluded it is more likely than not the deferred tax assets will not be realized. Thus, we continue to have a full valuation allowance as of December 31, 2025. However, if positive evidence trends, such as sustained profitability, were to continue then this conclusion could change. If we were to determine that we would be able to realize our deferred tax assets for which a valuation allowance has been recorded, then an adjustment would be made to the deferred tax valuation allowance which would result in a reduction to the provision for income taxes or the recording of an income tax benefit.

Liquidity and Capital Resources
    Our operations have primarily been funded from cash on hand, cash generated by operations, and proceeds from financing activities, primarily debt offerings. During 2025, we generated $55.8 million in cash flows from operating activities, and we ended the year with $83.5 million of cash and cash equivalents, compared with $41.3 million at December 31, 2024.
In December 2025, we received an $8.0 million cash deposit related to the potential sale of the majority of the assets of Intrepid South. As consideration for this deposit, we entered into an exclusivity agreement with the potential buyer. This deposit would be credited against the purchase price of the Intrepid South assets if a transaction is consummated. In the event we are unable to reach a definitive agreement or the buyer is unable to close in a timely manner, we may retain the deposit after the exclusivity period expires. There is no guarantee we will be successful in negotiating definitive agreements or that the transaction will be completed. If we are successful in negotiating definitive agreements, we expect this transaction would close in the first half of 2026. This potential transaction remains subject to approval by our Board of Directors.
As of December 31, 2025, we had $150.0 million available to borrow under our credit facility, no outstanding borrowings, and no outstanding letters of credit. With the remaining availability under our credit facility and expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
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
    The following summarizes our cash flow activity for the years ended December 31, 2025, and 2024:

	Year ended December 31,
	2025	2024
	(In thousands)
Cash flows provided by operating activities	$55,779	$72,495
Cash flows used in investing activities	$(13,266)	$(29,531)
Cash flows used in financing activities	$(276)	$(5,717)
    Our revolving credit agreement contains restrictions on our ability to declare and pay dividends. The terms of our credit facility prohibit us from declaring and paying a dividend unless availability under the credit facility after giving effect to the dividend and during a specified period before the dividend is more than $15 million.
Operating Activities
Total cash provided by operating activities for the year ended December 31, 2025, was $55.8 million, a decrease of $16.7 million compared with the year ended December 31, 2024. The decrease was mainly driven by a $45 million cash payment received in January 2024 under the Third Amendment to the Cooperative Development Agreement with XTO, offset by increased potash and Trio® sales during 2025.
Investing Activities
    Total cash used in investing activities decreased $16.3 million in 2025, compared to 2024, primarily a result of an $8.5 million decrease in additions to property, plant, equipment, and mineral properties compared to the prior year and the $8.0 million cash deposit received in December 2025 related to the potential sale of the majority of the assets of Intrepid South. Proceeds from the sale of property, plant, and equipment increased $1.0 million primarily due to proceeds received from the sale of land parcels during 2025. Proceeds from the redemption/maturity of investments decreased $2.0 million in 2025, compared to 2024.
Financing Activities
    Total cash used in financing activities decreased $5.4 million in 2025, as compared to 2024. Payments on borrowings on the credit facility (net of borrowings) decreased $4.0 million compared to the prior year. Cash proceeds from the exercise of stock options increased $1.8 million compared to the prior year. Employee tax withholding paid for restricted shares upon vesting increased $0.3 million in 2025 compared to the prior year. Payments on financing lease obligations increased $0.1 million in 2025 compared to the prior year.
Share Repurchase Program
In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases is at our sole discretion and is dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We made no repurchases of shares for the twelve months ended December 31, 2025, 2024, and 2023. For the twelve months ended December 31, 2022, we repurchased 608,657 shares with a total cost of $22.0 million, or a weighted average price per share of $36.17. As of December 31, 2025, we have approximately $13.0 million of remaining availability under the share repurchase program.
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
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the year ended December 31, 2025, we made no borrowings and no repayments under the facility. For the year ended December 31, 2024, we made no borrowings and made $4.0 million in repayments under the facility. As of December 31, 2025, we had no borrowings outstanding and no outstanding letters of credit under the facility. As of December 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under the facility. We had $150.0 million available under the facility as of December 31, 2025.
    We were in compliance with the applicable covenants under the facility as of December 31, 2025.
Capital Investments
    During 2025, we paid cash of $30.2 million to acquire property, plant, equipment, and mineral properties.
We expect to make capital investments in 2026 of $40 to $50 million with the majority of this spending being sustaining capital projects. We anticipate our 2026 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
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
In 2025, we recorded impairment charges for long-lived assets in our Trio® segment. The impairment charge equals the difference between the carrying value of the assets or asset group and the estimated fair value of the assets or asset group. For the nine months ended September 30, 2025, we estimated the fair value of the assets using estimated proceeds received in an orderly sale of these assets. During the fourth quarter of 2025 due to the improved financial performance or our Trio® segment, we prepared an undiscounted cash flows recovery test. The results from the undiscounted cash flows recovery test now exceeds the fair value of the Trio® segment assets. Accordingly, we did not record any impairment charges in the fourth quarter of 2025. Undiscounted cash flow models and estimated proceeds received in an orderly sale of an asset have a high degree of subjectivity and actual cash flows or proceeds received in an orderly sale of assets may vary from the estimates used, which may result in further impairment charges.
Reserves and Resources
    We prepare our reserves and resources estimates in accordance with SEC requirements. We have prepared these reserve and resources estimates and they have been reviewed and independently determined by mine consultants. We express tons of potash and langbeinite in resources and reserves in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render resources and reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of resources and reserves. We updated our mineral reserves and resources as of December 31, 2025, for our HB, East, and Wendover facilities, and we updated our mineral reserves and resources as of December 31, 2023, for all our other facilities. Due to improved financial performance and outlook for our East facility, our mineral reserves and resources estimate as of December 31, 2025, include reserves for mineral deposits at our East facility. In the mineral reserve and resource report as of December 31, 2024, we determined we did not have any mineral reserves at our East facility because the mineral deposit could not be economically extracted. All mineral deposits at our East facility are categorized as a mineral resource. A mineral reserve is defined as that part of a mineral deposit which can be economically and legally extracted. A mineral resource refers to a concentration or occurrence of material deposits of economic interest.
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
    Below is a reconciliation of average net realized sales price per ton for potash and Trio® to the most directly comparable GAAP measure for the years ended December 31, 2025, and 2024 (in thousands, except per ton amounts):

	Potash Segment
	2025	2024
Total Segment Sales	$139,583	$124,833
Less: Segment byproduct sales	24,580	24,634
Potash freight costs	12,964	9,675
Subtotal	$102,039	$90,524

Divided by:
Potash tons sold (in thousands)	289	240
Average net realized sales price per ton	$353	$377

	Trio® Segment
	2025	2024
Total Segment Sales	$144,463	$105,428
Less: Segment byproduct sales	497	655
Trio® freight costs	32,818	25,841
Subtotal	$111,148	$78,932

Divided by:
Trio® Tons sold (in thousands)	303	254
Average net realized sales price per ton	$367	$311

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates, and foreign currency exchange rates.
Commodity Prices
Potash, Trio®, and water are commodities but are not traded on any commodity exchange. As such, direct hedging of future prices cannot be undertaken. For potash and Trio®, we generally do not enter into long-term sales contracts for these products, so prices vary for each particular transaction depending on the market into which we are selling and the individual bids that we receive. For water sales, a portion of our sales are under a long-term agreement where the price per barrel of water is fixed. This agreement allows the parties to periodically review and adjust the price per barrel of water to the prevailing market price.
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
Interest Rate Fluctuations
Balances outstanding under the amended $150 million credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries. As of December 31, 2025, we had no borrowings outstanding on this facility and no outstanding letters of credit under the facility.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Realizability of deferred tax assets
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company records a valuation allowance if it is deemed more likely than not deferred tax assets will not be realized in full. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, their ability to carry back the deferred tax assets, projected future taxable income, and tax planning strategies. The Company analyzes its valuation allowance using historical and projected future operating results. As of December 31, 2025, the Company recorded a full valuation allowance of $198.9 million against their deferred tax assets.
We identified the evaluation of the realizability of the Company’s deferred tax assets as a critical audit matter. This evaluation required especially challenging auditor judgment to assess the Company’s estimated future taxable income over the period in which the deferred tax assets will generally reverse. Specifically, the Company’s assumptions of projected future taxable income were based primarily on prices for products subject to market volatility and forecasted sales volumes. Changes in these assumptions could impact the realization of the Company’s deferred tax assets and the amount of the valuation allowance.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process. This included controls related to the development of assumptions in determining the projected future taxable income, including the development of prices for products and forecasted sales volumes. We reviewed the reasonableness of management’s projections of future profitability, including the prices and forecasted sales volumes, considering the historical profitability of the company.

/s/ KPMG LLP
We have served as the Company's auditor since 2007.
Denver, Colorado
March 5, 2026

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$83,537	$41,309
Short-term investments	—	989
Accounts receivable:
Trade, net	33,776	22,465
Other receivables, net	159	763
Inventory, net	112,305	112,968
Other current assets	5,355	5,269
Total current assets	235,132	183,763

Property, plant, equipment, and mineral properties, net	334,773	344,338
Water rights	19,184	19,184
Long-term parts inventory, net	31,506	33,775
Long-term investments	179	3,571
Other assets, net	11,405	9,889
Total Assets	$632,179	$594,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$9,844	$8,616
Accrued liabilities	10,596	9,483
Accrued employee compensation and benefits	12,651	9,842
Other current liabilities	20,564	10,062
Total current liabilities	53,655	38,003

Asset retirement obligation	38,841	32,354
Operating lease liabilities	1,550	780
Finance lease liabilities	1,741	1,838
Deferred other income, long-term	43,233	45,489
Other non-current liabilities	1,730	1,664
Total Liabilities	140,750	120,128

Commitments and Contingencies

Common stock, $0.001 par value; 40,000,000 shares authorized:
and 13,131,663 and 12,908,078 shares outstanding
at December 31, 2025 and 2024, respectively	14	14
Additional paid-in capital	674,297	668,445
Accumulated deficit	(160,870)	(172,055)
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	491,429	474,392
Total Liabilities and Stockholders' Equity	$632,179	$594,520
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Sales	$298,328	$254,694	$279,083
Less:
Freight costs	48,277	38,765	37,635
Warehousing and handling costs	12,215	11,475	10,832
Cost of goods sold	178,578	171,415	187,278
Lower of cost or net realizable value inventory adjustments	4,442	3,957	6,492
Gross Margin	54,816	29,082	36,846

Selling and administrative	36,705	32,966	32,423
Accretion of asset retirement obligation	2,603	2,489	2,140
Impairment of long-lived assets	1,866	10,708	43,288
(Gain) loss on sale or disposal of assets	(1,175)	1,952	807
Other operating income	(4,811)	(5,215)	(1,329)
Other operating expense	8,963	6,040	3,486
Operating Income (Loss)	10,665	(19,858)	(43,969)

Other Income (Expense)
Equity in loss of unconsolidated entities	(374)	(299)	(486)
Interest expense, net	(232)	(112)	—
Interest income	2,432	1,712	298
Other (expense) income	(762)	45	95
Income (Loss) Before Income Taxes	11,729	(18,512)	(44,062)

Income Tax (Expense) Benefit	(544)	(194,333)	8,389
Net Income (Loss)	$11,185	$(212,845)	$(35,673)

Weighted Average Shares Outstanding:
Basic	13,014,205	12,880,026	12,760,937
Diluted	13,174,001	12,880,026	12,760,937
Earnings (Loss) Per Share:
Basic	$0.86	$(16.53)	$(2.80)
Diluted	$0.85	$(16.53)	$(2.80)
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated) Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	12,687,822	$13	$(22,012)	$660,614	$76,463	$715,078
Net loss	—	—	—	—	(35,673)	(35,673)
Stock-based compensation	—	—	—	6,534	—	6,534
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	119,494	—	—	(1,511)	—	(1,511)
Balance, December 31, 2023	12,807,316	13	(22,012)	665,637	40,790	684,428
Net loss	—	—	—	—	(212,845)	(212,845)
Stock-based compensation	—	—	—	3,583	—	3,583
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	100,762	1	—	(775)	—	(774)
Balance, December 31, 2024	12,908,078	14	(22,012)	668,445	(172,055)	474,392
Net income	—	—	—	—	11,185	11,185
Stock-based compensation	—	—	—	5,085	—	5,085
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	107,592	—	—	(1,075)	—	(1,075)
Exercise of stock options	115,993	—	—	1,842	—	1,842
Balance, December 31, 2025	13,131,663	$14	$(22,012)	$674,297	$(160,870)	$491,429

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net income (loss)	$11,185	$(212,845)	$(35,673)
Depreciation, depletion, and amortization	40,241	37,361	39,078
Amortization of intangible assets	328	328	322
Accretion of asset retirement obligation	2,603	2,489	2,140
Amortization of deferred financing costs	301	301	301
Stock-based compensation	5,085	3,583	6,534
Reserve for obsolescence	2,422	1,843	509
Allowance for doubtful accounts	62	120	110
Impairment of long-lived assets	1,866	10,708	43,288
(Gain) loss on sale or disposal of assets	(1,175)	1,952	807
Loss on equity investment	888	266	—
Equity in earnings of unconsolidated entities	374	299	486
Distribution of earnings from unconsolidated entities	—	—	452
Lower of cost or net realizable value inventory adjustments	4,442	3,957	6,492
Changes in operating assets and liabilities:
Trade accounts receivable, net	(11,373)	(508)	4,550
Other receivables, net	593	642	(701)
Inventory, net	(3,932)	(10,833)	(11,861)
Other current assets	(2,214)	(362)	(3,857)
Deferred tax assets, net	—	194,223	(8,471)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	4,724	(3,519)	(3,716)
Operating lease liabilities	(1,111)	(1,419)	(1,735)
Deferred other income	(2,256)	42,744	5,000
Other liabilities	2,726	1,165	(826)
Net cash provided by operating activities	55,779	72,495	43,229

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(30,239)	(38,706)	(65,060)
Deposit received	8,000	—	—
Additions to intangible assets	—	(200)	—
Proceeds from sale of property, plant, equipment, and mineral properties	5,844	4,839	125
Purchase of investments	—	—	(1,415)
Proceeds from redemptions/maturities of investments	1,000	3,000	6,000
Other investing, net	2,129	1,536	796
Net cash used in investing activities	(13,266)	(29,531)	(59,554)

Cash Flows from Financing Activities:
Proceeds from borrowings on credit facility	—	—	9,000
Repayments of borrowings on credit facility	—	(4,000)	(5,000)
Payments of financing leases	(1,043)	(942)	(597)
Employee tax withholding paid for restricted shares upon vesting	(1,075)	(775)	(1,511)
Proceeds from exercise of stock options	1,842	—	—
Net cash (used in) provided by financing activities	(276)	(5,717)	1,892

Net Change in Cash, Cash Equivalents, and Restricted Cash	42,237	37,247	(14,433)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	41,898	4,651	19,084
Cash, Cash Equivalents, and Restricted Cash, end of period	$84,135	$41,898	$4,651

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$463	$503	$411
Income taxes	$487	$9	$179
Accrued purchases for property, plant, equipment, and mineral properties	$2,304	$1,877	$4,578
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
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sales of byproducts as revenue in the potash or Trio® segment, based on which segment generates the byproduct. For each of the years ended December 31, 2025, 2024, and 2023, a majority of our byproduct sales were accounted for in the potash segment.
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
    Parts inventory, including critical spares not expected to be used within a period of one year, is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or net realizable value. Detailed reviews are performed related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors. Parts inventories that have not turned over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and, if deemed appropriate, are included in the determination of an allowance for obsolescence.
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
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling production wells, and the cost of other development work, all of which are capitalized. Exploration costs include geological and geophysical work performed on areas that do not yet have proven and probable reserves declared. These costs are expensed as incurred. Depletion of mineral properties is calculated using the units-of-production method over the estimated product tons in the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases, including royalty provisions, are subject to periodic readjustment by the state and federal government, which could affect the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.
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
Diluted net income per common share of stock is calculated by dividing net income or loss available to common stockholders by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings or loss per share calculation consist of awards of restricted shares, performance units, and non‑qualified stock options. The dilutive effect of stock-based compensation arrangements is computed using the treasury‑stock method. Following the lapse of the vesting period of restricted shares, the shares are considered issued and therefore are included in the number of issued and outstanding shares for purposes of these calculations. When we report a net loss, all potentially dilutive securities are considered anti-dilutive and are excluded from the dilutive loss per share calculation.
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
Recently Adopted Accounting Standards—In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, including more detailed breakdowns of the effective tax rate to the statutory rate and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods with early adoption permitted. We adopted the standard in our fiscal year 2025 annual financial statements prospectively. For additional information, refer to Note 14 Income Taxes, in our Consolidated Financial Statements.
Pronouncements Issued But Not Yet Adopted—In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the guidance and expect it to only impact disclosures with no impact to results of operations, cash flows and financial condition.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025 amends the guidance in ASC 326 to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. Entities are required to disclose their practical expedient and accounting policy elections. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. We are currently evaluating the guidance but do not expect adoption of ASU 2025-05 will have a material impact on our consolidated financial statements.

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

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$11,185	$(212,845)	$(35,673)

Basic weighted average common shares outstanding	13,014	12,880	12,761
Add: Dilutive effect restricted common stock	120	—	—
Add: Dilutive effect of stock options outstanding	38	—	—
Add: Dilutive effect of performance units	2	—	—
Diluted weighted average common shares outstanding	13,174	12,880	12,761

Earnings (loss) per share:
Basic	$0.86	$(16.53)	$(2.80)
Diluted	$0.85	$(16.53)	$(2.80)

The following table shows anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2025	2024	2023
Anti-dilutive effect of restricted shares and units	186	287	348
Anti-dilutive effect of stock options outstanding	117	273	273

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the consolidated statements of cash flows are included in the following accounts at December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$83,537	$41,309	$4,071
Restricted cash included in "Other current assets"	25	25	25
Restricted cash included in "Other assets, net"	573	564	555
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$84,135	$41,898	$4,651
     Restricted cash included in "Other assets, net" on the balance sheet at December 31, 2025, 2024, and 2023 represents amounts whose use is restricted by contractual agreements with the BLM or the states of Utah and New Mexico as security to fund future reclamation obligations at our sites. Restricted cash included in "Other current assets" on the Consolidated Balance Sheets at December 31, 2025, 2024, and 2023 represents cash deposits with supply vendors.
In December 2025, we received an $8.0 million cash deposit related to the potential sale of the majority of the assets of Intrepid South. As consideration for this deposit, we entered into an exclusivity agreement with the potential buyer. This deposit would be credited against the purchase price of the Intrepid South assets if a transaction is consummated. In the event we are unable to reach a definitive agreement or the buyer is unable to close in a timely manner, we may retain the deposit after the exclusivity period expires. There is no guarantee we will be successful in negotiating definitive agreements or that the transaction will be completed. If we are successful in negotiating definitive agreements, we expect this transaction would close in the first half of 2026. This potential transaction remains subject to approval by our Board of Directors. The $8.0 million deposit received is included in "Cash and cash equivalents" and in "Other current liabilities" on the Consolidated Balance Sheet at December 31, 2025.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2025, and 2024, respectively (in thousands):

	December 31,
	2025	2024
Finished goods product inventory	$63,893	$68,197
In-process inventory	32,858	28,329
Total product inventory	96,751	96,526
Current parts inventory, net	15,554	16,442
Total current inventory, net	112,305	112,968
Long-term parts inventory, net	31,506	33,775
Total inventory, net	$143,811	$146,743
During the year ended December 31, 2025, we recorded $4.4 million in charges for lower of weighted average cost or estimated net realizable value on our finished goods product inventory. During the year ended December 31, 2024, we recorded $4.0 million in charges for lower of weighted average cost or estimated net realizable value on our finished goods product inventory. During the year ended December 31, 2023, we recorded $6.5 million in charges for lower of weighted average cost or estimated net realizable value on our finished goods product inventory.
Parts inventories are shown net of any required allowances. During the years ended December 31, 2025, 2024, and 2023, we recorded reserves for obsolete parts inventory of $2.4 million, $1.8 million, and $0.5 million, respectively.

Note 6— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	December 31,
	2025	2024
Land	$24,032	$24,136
Ponds and land improvements	98,639	95,787
Mineral properties and development costs	159,892	161,826
Buildings and plant	97,987	95,439
Machinery and equipment	331,545	318,545
Vehicles	8,885	8,152
Office equipment and leasehold improvements	10,164	10,613
Operating lease ROU assets	3,181	4,571
Breeding stock	223	277
Construction in progress	14,003	6,423
Total property, plant, equipment, and mineral properties, gross	$748,551	$725,769
Less: accumulated depreciation, depletion, and amortization	(413,778)	(381,431)
Total property, plant, equipment, and mineral properties, net	$334,773	$344,338
We incurred the following expenses for depreciation, depletion, and amortization of ROU assets, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation	$33,938	$31,390	$34,307
Depletion	5,035	4,627	3,190
Amortization of ROU assets	1,268	1,344	1,581
Total incurred	$40,241	$37,361	$39,078
During the years ended December 31, 2025, 2024, and 2023, we recorded total impairment charges of $1.9 million, $10.7 million, and $43.3 million in impairment charges, respectively, as discussed in more detail below.
In the fourth quarter of 2023, given the decrease in our gross margin for our Trio® segment we determined that sufficient indicators of potential impairment of our Trio® segment long-lived assets existed. We performed a recoverability test and determined that the carrying value of our Trio® segment long-lived assets was not recoverable. We engaged a third-party valuation firm to determine the fair value of our Trio® segment assets. The fair value of our Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. The carrying value of our Trio® segment asset group exceeded its fair value, and we recorded an impairment charge of $31.9 million during the fourth quarter of 2023. For any Trio® segment capital spending during 2025 and 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $1.9 million and $4.4 million, respectively.
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
Note 7— LEASES
    We determine if an arrangement is a lease or contains a lease at inception. We have operating leases for mining equipment, trucks, rail cars, and office space. Our operating leases have remaining lease terms ranging from less than one year to six years. Our finance leases have remaining terms ranging from less than one year to seven years. Leases recorded on the balance sheet consist of the following (amounts in thousands):

Leases	Classification on the Balance Sheet	Balance, December 31, 2025	Balance, December 31, 2024
Assets
Operating lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$2,245	$1,437
Finance lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$3,435	$2,934
Liabilities
Current operating lease liabilities	Other current liabilities	$983	$679
Current finance lease liability	Other current liabilities	$1,035	$951
Non-current operating lease liabilities	Operating lease liabilities	$1,550	$780
Non-current finance lease liabilities	Finance lease liabilities	$1,741	$1,838

    Other information related to lease term and discount rate is as follows:

	December 31,
	2025	2024
Weighted average remaining lease term - operating leases	3.0 years	3.9 years
Weighted average remaining lease term - finance leases	3.7 years	3.0 years

Weighted average discount rate - operating leases	7.6%	7.0%
Weighted average discount rate - finance leases	7.8%	7.6%

    The components of lease expense are as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$1,468	$1,443	$1,667
Short-term lease expense	82	79	122
Total lease expense	$1,550	$1,522	$1,789

    Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,582	$1,516
Operating cash flows from finance leases	220	185
Financing cash flows from finance leases	1,043	942

Right-of-Use Assets exchanged for new operating lease liabilities	2,185	751
Right-of-Use Assets exchanged for new finance lease liabilities	1,380	1,562

    As of December 31, 2025, maturities of lease liabilities are summarized as follows (amounts in thousands):

Years Ending December 31,	Operating Leases	Finance Leases	Total
2026	$1,141	$1,203	$2,344
2027	1,068	628	1,696
2028	255	604	859
2029	150	376	526
2030	139	165	304
Thereafter	92	248	340
Total future minimum lease payments	$2,845	3,224	6,069
Less - amount representing interest	312	448	760
Present value of future minimum lease payments	$2,533	2,776	5,309
Less - current lease obligations	983	1,035	2,018
Long-term lease obligations	$1,550	$1,741	$3,291

Note 8— INTANGIBLE ASSETS
We have water rights, recorded at $19.2 million at December 31, 2025, and 2024. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
We have other intangible assets recorded at $6.6 million and $6.6 million as of December 31, 2025, and 2024, respectively. We account for the other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. As of December 31, 2025, the weighted-average remaining amortization period for the other intangible assets was 13.6 years. These intangible assets are included in "Other assets, net" on the Consolidated Balance Sheets.
As of December 31, 2025, and December 31, 2024, we have the following amounts recorded for intangible assets (amounts in thousands):

	December 31, 2025		December 31, 2024
Finite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Produced water disposal royalty agreements	$2,694	$(900)	$2,694	$(765)
Surface damage and easement agreements	3,723	(1,245)	3,723	(1,058)
Other intangibles	200	(13)	200	(7)
Total	$6,617	$(2,158)	$6,617	$(1,830)

Indefinite-lived intangible assets:
Water rights	$19,184		$19,184
    Total amortization of intangible assets for the years ended December 31, 2025, 2024, and 2023 was $0.3 million. We estimate the annual amortization expense of intangible assets will be $0.3 million for each of the next five years.

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
Because the cooperative development support we are providing under the CDA is not an output of our ordinary business activities, ASC 606 does not apply to the CDA. However, we apply the principles in ASC 606 by analogy to determine amounts of other income to recognize.
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
For the year ended December 31, 2025, and 2024, we recorded other operating income of $4.5 million and $4.5 million from the Amendment, respectively. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable as of December 31, 2025 and 2024 of $4.5 million and $2.3 million, respectively, for the amount of the Access Fee that we earned during the years ended December 31, 2025, and 2024, which is included in "Other Assets" on the Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the year ended December 31, 2025, and 2024, we reduced the "Deferred other income, long-term" liability recorded on our Consolidated Balance Sheets.
As of December 31, 2025, we had $2.3 million recorded in "Other current liabilities," and $43.2 million recorded in "Deferred other income, long-term" on the Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2024, we had $2.3 million recorded in "Other current liabilities," and $45.5 million recorded in "Deferred other income, long-term" on the Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2023, we had $5.0 million recorded in "Other current liabilities," and zero recorded in "Deferred other income, long-term" on the Consolidated Balance Sheets.

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
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the year ended December 31, 2025, we made no borrowings and made no repayments under the facility. For the year ended December 31, 2024, we made no borrowings and made $4.0 million in repayments under the facility. For the year ended December 31, 2023, we made $9.0 million in borrowings and made $5.0 million repayments under the facility. As of December 31, 2025, we had no borrowings outstanding and no outstanding letters of credit under the facility. As of December 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under the facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under the facility. We had $150.0 million available under the facility as of December 31, 2025.
We were in compliance with the applicable covenants under the facility as of December 31, 2025.
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.8 million, $0.7 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
    Amounts included in interest expense for the years ended December 31, 2025, 2024, and 2023 (in thousands) are as follows:

	Year ended December 31,
	2025	2024	2023
Interest expense on borrowings	$230	$182	$275
Commitment fee on unused credit facility	228	229	226
Amortization of deferred financing costs	301	301	301
Gross interest expense	759	712	802
Less capitalized interest	527	600	802
Interest expense, net	$232	$112	$—

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
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2025	2024	2023
Asset retirement obligation, at beginning of period	$32,949	$30,359	$26,864
Liabilities settled	(48)	—	(197)
Liabilities incurred	—	524	—
Changes in estimated obligations	3,337	(423)	1,552
Accretion of discount	2,603	2,489	2,140
Total asset retirement obligation, at end of period	$38,841	$32,949	$30,359
Less current portion of asset retirement obligation	$—	$(595)	$(282)
Long-term portion of asset retirement obligation	$38,841	$32,354	$30,077
    We estimate approximately $11.5 million in asset retirement payments may occur in the next five years.

Note 12— REVENUE
Revenue Recognition—Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
    Contract Balances—As of December 31, 2025, and 2024, we had $2.5 million and $2.4 million of contract liabilities, respectively, of which $0.8 million and $0.8 million were current as of December 31, 2025, and 2024, respectively, and included in "Other current liabilities" on the Consolidated Balance Sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
Our contract liability activity for the years ended December 31, 2025, 2024, and 2023 is shown below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$2,431	$2,303	$2,374
Additions	1,345	1,701	1,030
Recognized as revenue during period from the beginning balance	(1,292)	(1,573)	(1,101)
Ending balance	$2,484	$2,431	$2,303

    Disaggregation of Revenue—The table below shows the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the years ended December 31, 2025, 2024, and 2023. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Year Ended December 31, 2025
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$115,003	$—	$—	$(158)	$114,845
Trio®	—	143,966	—	—	143,966
Water	—	—	3,173	—	3,173
Salt	11,657	497	—	—	12,154
Magnesium Chloride	6,191	—	—	—	6,191
Brines	6,732	—	4,316	—	11,048
Other	—	—	6,951	—	6,951
Total Revenue	$139,583	$144,463	$14,440	$(158)	$298,328

	Year Ended December 31, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$100,199	$—	$—	$(252)	$99,947
Trio®	—	104,773	—	—	104,773
Water	—	—	13,602	—	13,602
Salt	12,378	655	—	—	13,033
Magnesium Chloride	5,324	—	—	—	5,324
Brines	6,932	—	4,204	—	11,136
Other	—	—	6,879	—	6,879
Total Revenue	$124,833	$105,428	$24,685	$(252)	$254,694

	Year Ended December 31, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$131,206	$—	$—	$(329)	$130,877
Trio®	—	96,344	—	—	96,344
Water	297	5,316	9,569	—	15,182
Salt	11,973	522	—	—	12,495
Magnesium Chloride	8,161	—	—	—	8,161
Brines	4,283	—	4,056	—	8,339
Other	—	—	7,685	—	7,685
Total Revenue	$155,920	$102,182	$21,310	$(329)	$279,083

Note 13— COMPENSATION PLANS
Cash Bonus Programs—We use cash bonus programs under which our employees may be eligible to receive cash bonuses based on corporate, department, location, or individual performance or other events or accomplishments. We accrue cash bonus expense related to the current year's performance and we expect to pay in March 2026 a cash bonus to our employees under our 2025 bonus program. We met certain performance metrics related to our 2024 cash bonus program and paid a cash bonus in March 2025. We met certain performance metrics related to our 2023 cash bonus program and paid a cash bonus in March 2024.
Equity Incentive Compensation Plan—Our Board of Directors ("Board') and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted shares, restricted stock units, and non-qualified stock option awards under the Plan. Restricted stock units ("RSUs") represent the contingent right to receive one share of our common stock upon satisfaction of applicable vesting conditions. RSUs do not have any of the rights available to holders of common stock until vesting and settlement of RSUs in shares of common stock. Restricted share awards ("RSAs") contain service-based conditions and in some instances contain both service-based and market-based conditions. Certain RSU awards contain service-based and operational performance conditions (referred to as "operational performance-based RSUs") and certain RSU awards contain service-based and market-based conditions (referred to as "market-based RSUs").
We record stock-based compensation expense associated with the issuance of RSAs, non-qualified stock options, operational performance-based RSUs, and market-based RSUs by recognizing expense over the service period associated with each grant, based on the fair value of the grant on the grant date. For service-based awards, grant date fair value is based on the closing share price of our common stock on the grant date and expense is recognized on a straight-line basis over the required service period of the award, which is generally the vesting period of the award. For operational performance-based awards grant date fair value is based on the closing share price of our common stock on the grant date and the probable number of shares expected to vest and expense is recognized using the accelerated recognition method over the required service period, which is generally the vesting period of the award. The probable number of shares expected to vest is updated each reporting period and we record a cumulative catch-up adjustment to expense for changes to the probability assessment. For RSA and RSU awards that contain both service-based and market-based conditions, grant date fair value is estimated using a Monte Carlo simulation valuation model and expense is recognized using the accelerated recognition method over the required service period, which is the longer of the explicit service period or the derived service period. The derived service period is generally the expected date the market condition is estimated to be achieved.
As of December 31, 2025, 287,345 restricted shares, 195,586 restricted stock units, and options to purchase 1,395 shares of common stock were outstanding. Total compensation expense related to the Plan was $5.1 million, $3.6 million, and $6.5 million, for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $7.2 million of total remaining unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.5 years. When restricted shares and performance units vest and when stock options are exercised, new shares are issued and considered outstanding for financial statement purposes. As of December 31, 2025, approximately 0.8 million shares of common stock remained available for issuance under the Plan.
Restricted Shares
During 2025, the Compensation Committee of the Board (the "Compensation Committee") granted restricted shares of common stock to non-employee members of the Board of Directors ("Board"), executive officers, and other key employees. All restricted shares granted by the Compensation Committee during 2025 contain only service-vesting requirements.
In January 2025, the Board increased the size of the Board from seven members to eight members and the Board appointed an additional independent director to fill the vacancy created by the expansion of the Board. In connection with appointing an additional independent director, the Compensation Committee granted the new independent director 1,040 restricted shares that vested on May 16, 2025. In May 2025, the Compensation Committee granted an aggregate of 16,016 restricted shares to non-employee members as part of their annual compensation and these restricted shares vest one year after the date of the grant, subject to continued service.
In March 2025, the Compensation Committee granted an aggregate of 118,773 restricted shares to executives and key employees as part of our annual equity award program. The restricted shares vest over three years from the grant date subject to continued employment or service.

During 2024, the Compensation Committee granted restricted shares of common stock to non-employee directors, executive officers and other key employees. The Compensation Committee granted an aggregate of 20,739 shares of restricted shares to non-employee directors as part of their annual compensation, which vest in one year after the grant date. In September 2024, the Compensation Committee granted special one-time grants of an aggregate of 6,282 restricted shares to non-employee directors which vested on May 25, 2025. The special one-time grants were awarded because of additional Board meetings held during 2024, as a result of the medical leave of absence taken by our former Chief Executive Officer during 2024.
During 2024, the Compensation Committee granted an aggregate of 196,809 restricted shares to employees as part of either our annual equity award program to new employees or to employees who assumed additional responsibilities during the year. These awards contain only service-vesting requirements and vest over three years from the grant date subject to continued employment or service.
During 2024, the Compensation Committee granted an aggregate of 32,299 restricted shares to certain members of executive management that contain both service- and market-conditions. The grants vest over three years from the grant date if the average share closing price for 20 consecutive days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the average closing share price for 20 consecutive days has not met one or more applicable price achievement goals on or before March 17, 2027. All share price achievement goals for these awards were met during 2025, and the first tranche of restricted shares vested during 2025, and the remaining unvested restricted shares will vest on the grant date anniversary in 2026, and 2027, subject to continued employment.
During 2023, the Compensation Committee granted restricted shares of common stock to non-employee directors, executive offices and other key employees. The Compensation Committee granted an aggregate of 22,226 shares of restricted shares to non-employee directors as part of their annual compensation, which vested one year after the grant date.
During 2023, the Compensation Committee granted an aggregate of 130,975 restricted shares of common stock to employees as part of our annual equity award program. The awards contain only service-vesting requirements and vest over three years from the grant date subject to continued employment.
During 2023, the Compensation Committee granted an aggregate of 22,220 restricted shares of common stock with both service- and market-conditions to certain members of our executive team as part of their annual compensation package. The grants vest over three years from the grant date if the average share closing price for 20 consecutive days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the average closing share price for 20 consecutive days has not met one or more applicable price achievement goals on or before March 17, 2026. The share price achievement goals for these awards were met during 2025 and the first two tranches vested during 2025 and the third tranche will vest in 2026, subject to continued employment.
During 2023, the Compensation Committee granted 71,922 restricted shares of common stock with service and market conditions to our former chief executive officer as part of his annual compensation package. On September 30, 2024, our former chief executive officer resigned from all positions with the Company and its subsidiaries and affiliates. None of the market-condition price achieve targets were met as of September 30, 2024, and all unvested restricted shares were cancelled.
The table below shows the restricted share activity and the restricted shares outstanding for the years ended December 31, 2025, 2024 and 2023.

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding December 31, 2022	300,268	$40.25
Granted	247,343	$25.05
Vested	(177,771)	$24.98
Forfeited	(28,916)	$42.63
Outstanding December 31, 2023	340,924	$36.98
Granted	256,129	$21.88
Vested	(138,668)	$29.22
Forfeited	(139,350)	$30.10
Outstanding December 31, 2024	319,035	$31.23
Granted	135,829	$30.10
Vested	(142,160)	$25.52
Forfeited	(25,359)	$23.81
Outstanding December 31, 2025	287,345	$27.01
We used a Monte Carlo simulation valuation model to estimate the fair value of restricted stock awards that contain a market condition. The weighted-average grant date fair value per share of restricted shares with service and market conditions issued in 2024, and 2023 was $17.80, and $24.96, respectively. No restricted stock awards containing market conditions were granted during 2025.
Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted-average grant date fair market value of restricted stock with service and market conditions granted in 2024, and 2023:

	2024	2023
Closing stock price on grant date	$19.37	$26.05
Risk free interest rate	4.5%	3.6%
Dividend yield	—%	—%
Estimated volatility	67.6%	82.9%
Expected life	3.0 years	3.8 years

Restricted Stock Units
During 2025, the Compensation Committee granted restricted stock performance unit ("PSU") awards to executive officers and certain key employees that are eligible to vest based on potash production cost per ton for the 2027 calendar year. An aggregate of 22,577 target number of PSUs were granted and based upon potash production cost per ton for the 2027 calendar year, between 0% and 200% of the target number of PSUs may be earned.
During 2025, the Compensation Committee granted restricted stock unit ("RSU") awards to executive officers and certain key employees that contain an absolute total stockholder return ("TSR") market condition (referred to as the "aTSR" awards). Under the terms of the aTSR award, up to 26,858 RSUs can be earned based on the achievement of certain TSR hurdles on or prior to March 17, 2029. Once a TSR hurdle is achieved, one-half of the total RSUs earned will vest immediately and one-half of the total RSUs earned will vest on the one-year anniversary of the date the TSR hurdle was achieved. Any RSUs that have not achieved any TSR hurdles on or prior to March 17, 2029, shall be forfeited.
During 2025, the Compensation Committee granted RSU awards to executive officers and certain key employees that contain a relative TSR market condition (referred to as the "rTSR" awards). Under the terms of the rTSR award, RSUs may be earned based on the Company's TSR percentile rank compared to each company included in the Russell 2000 Index as of March 17, 2025. The period under which the relative performance is measured is from March 17, 2025, through March 17, 2028 (the "Performance Period"). If the Company's TSR percentile rank is in the 20th percentile or below, no RSUs will vest. If the Company's TSR percentile rank is in the 90th percentile or above, up to 36,304 RSUs are eligible to vest, subject to a negative TSR cap and a maximum cap payout value. If the Company's TSR is negative during the Performance Period, then, irrespective of the Company relative TSR rank, the maximum number of RSUs that may be earned is 18,152 RSUs. The fair market value of the shares of common stock issuable in respect of RSUs vesting for each grantee, as measured on the date of vesting, may not exceed 500% of the grantee's total grant date fair value of the rTSR award.
In November 2024, the Board appointed a new chief executive officer and in connection with that appointment, in December 2024, the new chief executive officer was granted two restricted stock unit (“RSU”) awards. Both of the RSU awards contain a service condition and a market condition, with one RSU award containing an absolute total stockholder return (“TSR”) market condition (referred to as the “aTSR") and the other RSU award containing a relative TSR market condition (referred to as the “rTSR”). Under both the aTSR and rTSR awards, any RSUs that vest shall be settled through the issuance of an equal number of shares of our common stock as soon as administratively practicable.
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

The table below shows the RSU activity and the RSUs outstanding for the years ended December 31, 2025, and 2024. We did not issue any RSUs during the year ended December 31, 2023.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding December 31, 2023	—	$—
Granted	111,285	$16.25
Vested	—	$—
Forfeited	—	$—
Outstanding December 31, 2024	111,285	$16.25
Granted	94,586	$23.53
Vested	(4,064)	$24.72
Forfeited	(6,221)	$23.53
Outstanding December 31, 2025	195,586	$19.36
.
We used a Monte Carlo simulation valuation model to estimate the fair value of the aTSR and rTSR awards on the grant date. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award. The weighted-average grant date fair value per share using the maximum number of shares that can be earned under the aTSR and rTSR awards issued in 2025 was $24.53 and $20.11, respectively. The weighted-average grant date fair value per share using the maximum number of shares that can be earned under the aTSR and rTSR awards issued in 2024 was $22.63 and $14.89, respectively.
We used the following assumptions to compute the weighted-average grant date fair market value of RSUs granted with service and market conditions granted in 2025 and 2024:

	Granted in 2025		Granted in 2024
	Absolute TSR RSU Award	Relative TSR RSU Award	Absolute TSR RSU Award	Relative TSR RSU Award
Closing stock price on grant date	$29.18	$30.74	$27.39	$27.39
Risk free interest rate	4.03%	3.97%	4.05%	4.07%
Dividend yield	—%	—%	—%	—%
Estimated volatility	62.7%	58.1%	67.8%	62.2%
Expected life	4.0 years	3.0 years	4.1 years	3.1 years

Non-Qualified Stock Option Activity
We have not granted any non-qualified stock options to our employees since 2018. A summary of all stock option activity for the year ended December 31, 2025, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock options, beginning of period	273,206	$29.04
Granted	—	$—
Exercised	(115,993)	$15.88
Forfeited	(155,818)	$39.00
Expired	—	$—
Outstanding non-qualified stock options, end of period	1,395	$10.30	$24,315	0.3

Vested or expected to vest, end of period	1,395	$10.30	$24,315	0.3

Exercisable non-qualified stock options, end of period	1,395	$10.30	$24,315	0.3
1The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The total intrinsic value of stock options exercised during 2025 was $1.5 million. No stock options were exercised during 2024 and 2023.
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
A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current portion of income tax expense (benefit):
Federal	$—	$—	$—
State	544	110	82
Deferred portion of income tax expense (benefit):
Federal	—	146,457	(8,538)
State	—	47,766	67
Total income tax expense (benefit)	$544	$194,333	$(8,389)

As described in Note 2, Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09, Improvement to Income Tax Disclosures. The following table is a reconciliation of the federal statutory income tax rate of 21% to our effective rate for the year ended December 31, 2025, in accordance with the guidance in ASU 2023-09 (in thousands, except percentages):

	Year Ended December 31, 2025
	Tax Amount	Tax Rate
Federal tax at statutory rate	$2,463	21.0%
State taxes, net of federal benefit	544	4.6%
Change in valuation allowance	(2,521)	(21.5)%
Non-deductible items:
Officers' compensation	519	4.4%
Fines and penalties	457	3.9%
Meals and entertainment	38	0.3%
Other non-deductible items	26	0.2%
Other
Percentage depletion	(1,068)	(9.1)%
Stock compensation	(49)	(0.4)%
Federal effect of changes to state tax rates	89	0.8%
Other	46	0.4%
Net expense as calculated	$544	4.6%

The following table is a reconciliation of the U.S. federal statutory rate of 21% to our effective tax rate for the years ended December 31, 2024, and 2023, in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands, except percentages):

	2024	2023
Federal taxes at statutory rate	$(3,888)	$(9,253)
Add:
State taxes, net of federal benefit	(1,536)	(1,274)
Change in valuation allowance	199,006	1,121
Change in federal and state tax rates	159	238
Officers' compensation	760	848
Percentage depletion	(465)	(282)
Other	297	213
Net expense (benefit) as calculated	$194,333	$(8,389)

Effective tax rate	(1,049.8)%	19.0%
    Our effective tax rate for the years ended December 31, 2025, 2024, and 2023 differs from the U.S. federal statutory rate primarily due to the change in our valuation allowance.
    As of December 31, 2025, and 2024, we had gross deferred tax assets of $198.9 million and $202.2 million, respectively. During the year ended December 31, 2025, our deferred tax assets decreased primarily from decreases in the amounts of our federal and state net operating loss carryforwards. Included in gross deferred tax assets as of December 31, 2025, were approximately $171.1 million of federal net operating loss carryforwards, which expire beginning in 2035, and approximately $252.2 million of state net operating loss carryforwards, the majority of which begin to expire in 2034. Also included are $1.9 million of federal research and development credits which begin to expire in 2031. The federal loss carryforward could be subject to examination by the tax authorities within three years after the carryforward is utilized, while the state net operating loss carryforwards could be subject to examination by the tax authorities generally within three or four years after the carryforward is utilized, depending on jurisdiction. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$121,092	$121,172
Federal and state net operating loss carryforwards	48,136	60,278
Asset retirement obligation	9,961	8,468
Deferred revenue	12,302	1,330
Other	5,535	9,042
Federal R&D credits	1,870	1,870
Total deferred tax assets	198,896	202,160
Valuation allowance	(198,896)	(202,160)
Deferred tax asset, net	$—	$—
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
    As of December 31, 2025, and 2024, we have a full valuation allowance against our deferred tax assets because we do not believe it is more likely than not that we will fully realize the benefit of the deferred tax assets. During 2025, our valuation allowance decreased $3.3 million. The decrease was mainly due to reversals of deferred tax assets related to net operating losses. Our deferred tax assets, net of the valuation allowance, at both December 31, 2025, and 2024, is zero.
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
Each quarter we evaluate the need for a liability for uncertain tax positions. At December 31, 2025, and 2024, we had no items that required disclosure in accordance with FASB guidance on accounting for uncertainty in income taxes.

We operate, and accordingly file income tax returns, in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, we are no longer subject to income tax audits that could result in an assessment for years prior to 2022.
The following table presents income tax paid (refunded) for the year ended December 31, 2025:

	2025	2024	2023
New Mexico	$206,723	$(46,772)	—
Oregon	190,784	10,000	104,090
Texas	41,760	51,812	69,412
Alabama	23,966	—	(27,210)
Pennsylvania	14,299	—	—
Montana	2,650	(9,461)	—
New Jersey	—	6,000	20,842
Massachusetts	—	—	9,000
California	—	—	(42,200)
Other	7,672	(2,562)	44,730
Income Taxes Paid	$487,854	$9,017	$178,664
— The amount of income taxes paid during the year does not meet the five percent disaggregation threshold.
Note 15— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of December 31, 2025, and 2024, we had $30.1 million and $27.0 million, respectively, of security placed principally with the states of Utah and New Mexico and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of December 31, 2025, and 2024, $0.6 million and $0.6 million, respectively, consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the Consolidated Balance Sheets, and $29.5 million and $26.4 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
Given the NMSC’s decision, we will have to repay for the water sold under preliminary and emergency authorizations. The OSE has indicated they are seeking repayment of approximately 9,600 acre-feet of water. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment or be subject to a cash repayment. Because of the uncertainty surrounding the timing and the form of repayment, we cannot reasonably estimate the amount of the potential liability and have not recorded a loss contingency in our statement of operations related to this legal matter.
Class Action Claim
On November 6, 2024, we were served with a class action lawsuit filed in federal district court in New Mexico. The suit alleged that Intrepid and Intrepid Potash – New Mexico, LLC violated the New Mexico Minimum Wage Act by failing to properly compensate certain New Mexico underground mine and surface mine workers overtime for specific activities, including putting on and removing personal protective equipment from 2009 to the present. The complaint sought all unpaid wages for these activities for all class members, which was alleged to exceed $5.0 million.
In December 2025, we agreed to pay $4.0 million to settle the matter and to dismiss all current and future claims arising from this matter against us. We have recorded an estimated liability of $4.0 million as of December 31, 2025. The settlement remains subject to customary conditions, including final approval by the court following notice to the putative class and a fairness hearing. There can be no assurance that the court will grant final approval or that appeals will not be filed.
Other Contingent Liabilities
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
In 2019, the U.S. Department of the Interior Office of Natural Resources Revenue ("ONRR") completed an audit of federal royalties at our New Mexico facilities covering the years 2012 through 2016 (the "audit period") and issued a "Perform Restructured Accounting and Pay Order" (the "Order"). The most significant of the ONRR's findings related to instances in which adequate supporting documentation was not provided to them for various items ONRR tested during the audit. Since the Order was issued, we worked with the ONRR to address the issues noted from the audit and, in the third quarter of 2025, we paid $3.5 million to the ONRR and the ONRR closed the Order.
As of December 31, 2025, we have estimated contingent liabilities recorded in "Other current liabilities" on the Consolidated Balance Sheets of $7.3 million, mainly related to a proposed settlement for an employment class action lawsuit and to potential penalties related to an unpermitted discharge at our HB facility. As of December 31, 2024, we had estimated contingent liabilities recorded in "Other current liabilities" on the Consolidated Balance Sheets of $4.8 million, mainly related to the potential underpayment of royalties to the U.S. Department of the Interior Office of Natural Resources Revenue ("ONRR") in 2012 to 2016.
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
Cash Equivalents—As of December 31, 2025, and December 31, 2024, we had cash equivalents of $5.9 million and $2.6 million, respectively.
Held-to-Maturity Investments—During the three months ended June 30, 2025, all of our held-to-maturity debt investments matured and as of December 31, 2025, we did not own any debt investment securities. As of December 31, 2024, we owned debt investment securities classified as held-to-maturity because we had the intent and ability to hold these investments to maturity. These held-to-maturity debt investment securities were carried at amortized cost, were recorded in "Short-term investments" on the Consolidated Balance Sheets, and consisted of the following (amounts in thousands):

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

As required by Accounting Standards Codification ("ASC") Topic 321 - Investments-Equity Securities ("ASC 321"), equity securities were valued at fair value in the Consolidated Balance Sheet and unrealized gains and losses for investments in equity securities were included in "Other (expense) income" on the Consolidated Statement of Operations. At December 31, 2024, the fair value of our investment in NESR equity securities was $3.0 million and was included in "Long-term investments" on the Consolidated Balance Sheet at December 31, 2024, and the unrealized loss of $0.3 million was included in "Other (expense) income" on the Consolidated Statement of Operations for the year ended December 31, 2024.
In May 2025, we sold all shares of NESR we owned and received proceeds of $2.1 million. When the NESR shares were sold, the fair value of the shares was $2.5 million, and we recorded a realized loss of $0.4 million during the three months ended June 30, 2025. For the year ended December 31, 2025, the total loss (unrealized losses plus realized losses) related to this investment was $0.9 million, which is included in "Other (expense) income" on the Consolidated Statement of Operations.
Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of December 31, 2025, and 2024. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag and is included in "Long-term investments" on the Consolidated Balance Sheets. For the years ended December 31, 2025, and 2024, our proportional share of Ovation's net loss was $0.4 million and $0.3 million, respectively.

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

Contributions
Year Ended December 31, 2025	$2,219
Year Ended December 31, 2024	$2,066
Year Ended December 31, 2023	$2,057
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

Year Ended December 31, 2025	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$139,583	$144,463	$14,440	$(158)	$298,328
Less: Freight costs	15,617	32,818	—	(158)	48,277
Warehousing and handling costs	6,530	5,685	—	—	12,215
Cost of goods sold	94,776	72,574	11,228	—	178,578
Lower of cost or NRV inventory adjustments	4,442	—	—	—	4,442
Gross Margin	$18,218	$33,386	$3,212	$—	$54,816
Depreciation, depletion, and amortization incurred[2]	$31,478	$3,353	$3,813	$1,925	$40,569

Year Ended December 31, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$124,833	$105,428	$24,685	$(252)	$254,694
Less: Freight costs	13,176	25,841	—	(252)	38,765
Warehousing and handling costs	6,306	5,169	—	—	11,475
Cost of goods sold	83,974	69,980	17,461	—	171,415
Lower of cost or NRV inventory adjustments	3,957	—	—	—	3,957
Gross Margin	$17,420	$4,438	$7,224	$—	$29,082
Depreciation, depletion, and amortization incurred[2]	$27,955	$3,500	$4,431	$1,803	$37,689

Year Ended December 31, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$155,920	$102,182	$21,310	$(329)	$279,083
Less: Freight costs	14,753	23,211	—	(329)	37,635
Warehousing and handling costs	5,957	4,875	—	—	10,832
Cost of goods sold	97,452	74,308	15,518	—	187,278
Lower of cost or NRV inventory adjustments	2,709	3,783	—	—	6,492
Gross Margin (Deficit)	$35,049	$(3,995)	$5,792	$—	$36,846
Depreciation, depletion, and amortization incurred[2]	$28,378	$6,288	$3,849	$885	$39,400

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

Our Chief Executive Officer is our chief operating decision maker who uses segment gross margins to assess the performance of each segment. Significant components of cost of goods sold are also provided to the chief operating decision maker to further evaluate segment performance and are shown below:

Year Ended December 31, 2025	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$29,838	$30,965	$4,821	$65,624
Maintenance	7,346	9,959	597	17,902
Utilities and fuel	7,564	4,752	788	13,104
Operating supplies	6,159	10,674	227	17,060
Depreciation	25,292	3,353	3,901	32,546
Other[1]	18,577	12,871	894	32,342
Total cost of goods sold	$94,776	$72,574	$11,228	$178,578

Year Ended December 31, 2024	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$25,827	$31,626	$4,260	$61,713
Maintenance	5,861	8,224	1,029	15,114
Utilities and fuel	7,916	4,555	865	13,336
Operating supplies	5,969	8,952	295	15,216
Depreciation	21,808	4,488	4,499	30,795
Other[1]	16,593	12,135	6,513	35,241
Total cost of goods sold	$83,974	$69,980	$17,461	$171,415

Year Ended December 31, 2023	Potash	Trio®	Oilfield Solutions	Total
Labor and benefits	$29,174	$36,441	$5,162	$70,777
Maintenance	7,041	7,719	881	15,641
Utilities and fuel	9,627	7,117	1,085	17,829
Operating supplies	6,977	7,407	494	14,878
Depreciation	26,271	4,741	3,879	34,891
Other[1]	18,362	10,883	4,017	33,262
Total cost of goods sold	$97,452	$74,308	$15,518	$187,278

1 Other expense includes property taxes, insurance, royalties, and other miscellaneous expenses.

The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total sales for reportable segments	$298,486	$254,946	$279,412
Elimination of intersegment sales	(158)	(252)	(329)
Total consolidated sales	$298,328	$254,694	$279,083

Total gross margin for reportable segments	54,816	29,082	36,846
Elimination of intersegment sales	(158)	(252)	(329)
Elimination of intersegment expenses	158	252	329
Unallocated amounts:
Selling and administrative	36,705	32,966	32,423
Impairment of long-lived assets	1,866	10,708	43,288
(Gain) loss on disposal of assets	(1,175)	1,952	807
Accretion of asset retirement obligation	2,603	2,489	2,140
Other operating income	(4,811)	(5,215)	(1,329)
Other operating expense	8,963	6,040	3,486
Equity in loss/(earnings) of unconsolidated entities	374	299	486
Interest expense, net	232	112	—
Interest income	(2,432)	(1,712)	(298)
Other non-operating expense (income)	762	(45)	(95)
Income (loss) before income taxes	$11,729	$(18,512)	$(44,062)
In each of the last three years ended December 31, 2025, 2024, and 2023, 93%, 94%, and 95%, respectively, of our total sales were sold to customers located in the U.S. All of our long-lived assets are located in the U.S.
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
In 2025, no customer accounted for 10% or more of our total consolidated revenues. In 2024, and 2023, we had one customer in our potash and Trio® segments that accounted for approximately $25.6 million, and $33.4 million of our total consolidated revenues, respectively. See Item 1A. "Risks Related to Financial Position, Indebtedness and Additional Capital Needs - The loss or substantial decline in revenue from larger customers or certain industries could have a material adverse effect on our revenues, profitability, and liquidity."
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

Note 20— SHARE REPURCHASE PROGRAM
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
We made no repurchases of shares of our common stock for the twelve months ended December 31, 2025, 2024, and 2023. In 2022, we repurchased 608,657 shares of our common stock and paid $22.0 million under the share repurchase program.
As of December 31, 2025, we have approximately $13.0 million of remaining availability under the share repurchase program.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
For the Year Ended December 31, 2023
Allowances deducted from assets
Deferred tax assets - valuation allowance	2,033	1,121	—	3,154
Reserve for parts inventory obsolescence	1,262	509	(856)	915
Allowance for doubtful accounts and other receivables	555	110	—	665
Total allowances deducted from assets	$3,850	$1,740	$(856)	$4,734

For the Year Ended December 31, 2024
Allowances deducted from assets
Deferred tax assets - valuation allowance	3,154	199,006	—	202,160
Reserve for parts inventory obsolescence	915	1,843	(1,521)	1,237
Allowance for doubtful accounts and other receivables	665	120	(630)	155
Total allowances deducted from assets	$4,734	$200,969	$(2,151)	$203,552

For the Year Ended December 31, 2025
Allowances deducted from assets
Deferred tax assets - valuation allowance	202,160	—	(3,264)	198,896
Reserve for parts inventory obsolescence	1,237	2,422	(2,153)	1,506
Allowance for doubtful accounts and other receivables	155	62	(67)	150
Total allowances deducted from assets	$203,552	$2,484	$(5,484)	$200,552

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate "internal control over financial reporting." Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31,

2025, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.OTHER INFORMATION
Rule 10b-5 Trading Disclosure
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.
Director Elections
On March 1, 2026, Hugh E. Harvey, Jr. informed the Board that he will not stand for re-election to the Board at the Company’s 2026 Annual Meeting of Stockholders (the “Annual Meeting”). Mr. Harvey’s decision to not stand for election at the Annual Meeting is for personal reasons and is not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
Executive Officer Appointment
On March 3, 2026, in connection with a re-evaluation of executive officer roles and duties within the Company, the Board promoted Richard C. Kim, the Company’s Vice President of Operations, to be an “executive officer” of the Company as defined in Rule 3b-7 under the Securities Exchange Act of 1934, as amended, and the Board designated Mr. Kim as principal operating officer for purposes of the rules and regulations of the SEC.
Mr. Kim, age 46, has served as the Company’s Vice President of Operations since September 2025. Prior to joining the Company, Mr. Kim was Vice President of Operations at First Bauxite Corporation from December 2024 to August 2025, where he oversaw all mining and processing activities for the company’s operations is Guyana, South America. Prior to his tenure at First Bauxite Corporation, Mr. Kim was president of Peerless Resources Management, LLC from July 2021 to August 2025, and held senior leadership roles at Morton Salt, from January 2020 to May 2021, and Paringa Resources Ltd. from July 2014 to October 2019.
There will not be an immediate change in Mr. Kim’s compensation as a result of this appointment as principal operating officer. Mr. Kim’s current annual base salary is $350,000 with a target bonus of 50% of annual base salary under the Company’s cash bonus program, in each case, subject to future adjustment by the Company. Mr. Kim is also entitled to continue to receive equity awards under the Company’s Amended and Restated Equity Incentive Plan, and he will continue to participate in the benefit programs generally provided by the Company.

There are no arrangements or understandings between Mr. Kim and any other persons outside of the Company pursuant to which he was selected as an executive officer of the Company. There are no family relationships between Mr. Kim and any director or executive officer of the Company, and there are no transactions between Mr. Kim and the Company that would be required to be reported under Item 404(a) of Regulation S-K.
Change-in-Control Severance Agreements
On March 5, 2026, the Company entered into a Change-in-Control Severance Agreement (a “CIC Severance Agreement”) with each of the Company’s executive officers (other than its CEO): Matthew Preston, Chief Financial Officer; Christina Sheehan, General Counsel; and Richard Kim, Vice President of Operations. Any change-in-control and severance provisions for our CEO (Kevin Crutchfield) are set forth in his current employment agreement with the Company.
Each CIC Severance Agreement provides that, subject to the executive’s executing and not revoking a general release of claims in accordance with the terms of the CIC Severance Agreement, in the event the executive’s employment is terminated in an “Involuntary Termination” within 24 months after a “Change in Control” (each term as defined in the CIC Severance Agreement), the executive will be entitled to receive the following: (1) a lump sum cash payment equal to 1.5 times the executive’s (A) annual base salary, and (B) target annual bonus/short-term incentive in effect as of the date of termination; (2) a lump sum cash payment equal to an amount equal to the executive’s target annual bonus/short-term incentive multiplied by a fraction based on the number of days the executive was employed in the fiscal year in which the date of termination occurs; (3) direct payment (or lump sum cash payment) for monthly premiums for continued COBRA coverage for the executive and the executive’s eligible dependents (as applicable) for one year following the date of termination; (4) up to $10,000 for individual outplacement services for one year following the date of termination, and (5) if not specified in the applicable award agreement with respect to treatment on a change in control, accelerated vesting of (A) all outstanding time-vested equity awards in full on the date of termination, and (B) all performance goals under any outstanding performance-based equity awards shall be deemed satisfied at the greater of (x) target, or (y) actual performance, in each case on the date of termination. The CIC Severance Agreement also includes (i) confidentiality restrictions during the executive’s employment and thereafter, and (ii) certain non-solicitation restrictions for one year after the date of termination.
The foregoing description does not purport to be complete and is qualified in its entirety by the full text of the CIC Severance Agreements for each of Mr. Preston, Mr. Kim, and Ms. Sheehan, which are attached as Exhibit 10.19, Exhibit 10.20 and Exhibit 10.21 to this Annual Report, and incorporated by reference herein.
Third Amended and Restated Bylaws
On March 3, 2026, the Board approved an amendment and restatement of the Company’s Second Amended and Restated Bylaws (as amended, the “Third Amended Bylaws”), effective immediately. The Third Amended Bylaws were amended solely to reflect certain minor changes for the change in the name of the Nominating, Corporate Governance, Safety, and Sustainability Committee and conforming changes to references of the “Chair of the Board” throughout the Third Amended Bylaws. The foregoing description does not purport to be complete and is qualified in its entirety by the full text of the Third Amended Bylaws, which is attached as Exhibit 3.4 to this Annual Report, and incorporated by reference herein.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be included in the proxy statement for our 2026 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2026 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2026 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
    AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2026 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2026 annual stockholders' meeting and is incorporated by reference into this Annual Report.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedules and Exhibits
    The following are filed as a part of this Annual Report:
    (1)    Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm (KPMG LLP, Denver, CO Auditor Firm ID 185)
Consolidated Balance Sheets as of December 31, 2025, and 2024
Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
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
    (3)    Exhibits
    The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	May 26, 2016
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	August 14, 2020
3.4	Third Amended and Restated Bylaws of Intrepid Potash, Inc.	*
4.1	Description of Registrant's Securities	10-K	March 7, 2023
10.1	Form of Indemnification Agreement with each director and officer	10-K	March 4, 2025
10.2	Registration Rights Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.3	Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	August 1, 2019
10.4	First Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	April 23, 2020

10.5	Second Amendment to Amended and Restated Credit Agreement, dated as of August 4, 2022, among Intrepid Potash, Inc., the subsidiaries party thereto, the lenders party thereto, and Bank of Montreal as administrative agent.	8-K	August 9, 2022
10.6	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	May 23, 2022
10.7	Form of Restricted Stock Agreement+	10-K	March 2, 2021
10.8	Form of Stock Option Agreement+	10-K	March 2, 2021
10.9	Form of Restricted Stock Agreement (2024 revision)+	10-K	March 4, 2025
10.10	Form of Performance Restricted Stock Unit Grant Notice+	10-K	March 4, 2025
10.11	Form of Performance Restricted Stock Unit Agreement+	10-K	March 4, 2025
10.12	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.13	Form of Noncompete Agreement with executives other than Kevin S. Crutchfield+	10-K	February 28, 2017
10.14†#	Cooperative Development Agreement, effective as of February 28, 2011, among Intrepid Potash, Inc., Intrepid Potash-New Mexico, LLC, BOPCO, L.P. and the other parties thereto (as amended prior to the Amendment).	8-K	December 13, 2023
10.15†#	Third Amendment of Cooperative Development Agreement, effective as of January 1, 2024, among Intrepid Potash, Inc., Intrepid Potash-New Mexico, LLC, XTO Holdings, LLC and XTO Delaware Basin, LLC	8-K	December 13, 2023
10.16	Separation Agreement and General Release, dated as of September 30, 2024, by and between Intrepid Potash, Inc. and Louisa Craft Jornayvaz as Guardian and Conservator for and on behalf of Robert P. Jornayvaz III.	8-K	October 24, 2024
10.17	Executive Employment Agreement, effective December 2, 2024, between Intrepid Potash, Inc. and Kevin S. Crutchfield.	8-K	December 2, 2024
10.18	Cooperation Agreement dated January 14, 2025, by and among Intrepid Potash, Inc., Clearway Capital Management LLC and other persons and entities listed on Schedule A thereto.	8-K	January 15, 2025
10.19	Change-in-Control Severance Agreement, dated March 3, 2026, between Intrepid Potash, Inc. and Matthew Preston+	*
10.20	Change-in-Control Severance Agreement, dated March 3, 2026, between Intrepid Potash, Inc. and Richard Kim+	*
10.21	Change-in-Control Severance Agreement, dated March 3, 2026, between Intrepid Potash, Inc. and Christina Sheehan+	*
19.1	Insider Trading Policy	10-K	March 4, 2025
21.1	List of Subsidiaries	10-K	March 7, 2024
23.1	Consent of KPMG LLP	*
23.2	Consent of RESPEC LLC	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
96.1	Technical Report Summary of the 2025 Estimated Resources and Reserves at Intrepid Potash - New Mexico	*
96.2	Technical Report Summary of the 2023 Estimated Resources and Reserves at Intrepid Potash - Moab	10-K	March 7, 2024
96.3	Technical Report Summary of the 2025 Estimated Resources and Reserves at Intrepid Potash - Wendover	*
97.1	Intrepid Potash, Inc. Incentive Compensation Recovery Policy	10-K	March 7, 2024

99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
99.8	Ninth Amendment to Transition Services Agreement dated February 20, 2019, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.	10-K	March 12, 2019
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Date File (embedded within the Inline XBRL document and contained in Exhibit.
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

INTREPID POTASH, INC. (Registrant)

March 5, 2026	/s/ Kevin S. Crutchfield
Kevin S. Crutchfield - Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin S. Crutchfield	Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2026
Kevin S. Crutchfield

/s/ Matthew D. Preston	Chief Financial Officer (Principal Financial Officer)	March 5, 2026
Matthew D. Preston

/s/ Cris Ingold	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2026
Cris Ingold

/s/ Barth E. Whitham	Chair of the Board	March 5, 2026
Barth E. Whitham

/s/ Gonzalo M. Avendano	Director	March 5, 2026
Gonzalo M. Avendano

/s/ Chris A. Elliott	Director	March 5, 2026
Chris A. Elliott

/s/ Hugh E. Harvey, Jr.	Director	March 5, 2026
Hugh E. Harvey, Jr.

/s/ Lori A. Lancaster	Director	March 5, 2026
Lori A. Lancaster

/s/ Mary E. McBride	Director	March 5, 2026
Mary E. McBride

/s/ William M. Zisch	Director	March 5, 2026
William M. Zisch