Form 10-Q
period 2026-03-31
Intrepid Potash, Inc.
filed 2026-05-07
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	March 31, 2026
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of April 30, 2026, the registrant had outstanding 13,433,030 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$99,259	$83,537
Accounts receivable:
Trade, net	46,255	31,979
Other receivables, net	158	159
Inventory, net	95,685	112,191
Prepaid expenses and other current assets	4,535	5,312
Assets held for sale	57,752	59,154
Total current assets	303,644	292,332

Property, plant, equipment, and mineral properties, net	296,001	298,756
Water rights	2,311	2,311
Long-term parts inventory, net	31,316	31,506
Long-term investments	179	179
Other assets, net	8,091	7,095
Total Assets	$641,542	$632,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$13,953	$9,656
Accrued liabilities	11,976	10,456
Accrued employee compensation and benefits	9,169	12,481
Other current liabilities	19,432	19,811
Liabilities held for sale	3,238	3,370
Total current liabilities	57,768	55,774

Asset retirement obligation, net of current portion	39,228	38,452
Operating lease liabilities	1,310	1,550
Finance lease liabilities	2,370	1,741
Deferred other income, long-term	42,669	43,233
Total Liabilities	143,345	140,750
Commitments and Contingencies
Common stock, $0.001 par value; 40,000,000 shares authorized;
13,186,538 and 13,131,663 shares outstanding
at March 31, 2026, and December 31, 2025, respectively	14	14
Additional paid-in capital	673,647	674,297
Accumulated deficit	(153,452)	(160,870)
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	498,197	491,429
Total Liabilities and Stockholders' Equity	$641,542	$632,179
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Sales	$98,685	$94,527
Less:
Freight costs	16,730	17,491
Warehousing and handling costs	3,844	3,490
Cost of goods sold	59,617	58,890
Lower of cost or net realizable value inventory adjustments	822	1,335
Gross Margin	17,672	13,321

Selling and administrative	11,273	9,155
Accretion of asset retirement obligation	776	649
Impairment of long-lived assets	—	662
Gain on sale of assets	(28)	(160)
Other operating income	(1,160)	(1,283)
Other operating expense	586	596
Operating Income	6,225	3,702

Other Income (Expense)
Interest expense, net	—	(105)
Interest income	667	375
Other income (expense)	48	(466)
Income from Continuing Operations Before Income Taxes	6,940	3,506

Income tax expense	(59)	(78)
Net Income from Continuing Operations	$6,881	$3,428
Net Income from Discontinued Operations, Net of Tax	537	1,178
Net Income	$7,418	$4,606

Net income per share:
Continuing operations - Basic	$0.52	$0.27
Discontinued operations - Basic	$0.04	$0.09
Net income - Basic	$0.56	$0.36

Continuing operations - Diluted	$0.52	$0.26
Discontinued operations - Diluted	$0.04	$0.09
Net income - Diluted	$0.56	$0.35

Weighted Average Shares Outstanding:
Basic	13,141	12,917
Diluted	13,287	13,088

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Three-Month Period Ended March 31, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	13,131,663	$14	$(22,012)	$674,297	$(160,870)	$491,429
Net income	—	—	—	—	7,418	7,418
Stock-based compensation	—	—	—	516	—	516
Exercise of stock options	1,395	—	—	14	—	14
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	53,480	—	—	(1,180)	—	(1,180)
Balance, March 31, 2026	13,186,538	$14	$(22,012)	$673,647	$(153,452)	$498,197

	Three-Month Period Ended March 31, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	12,908,078	$14	$(22,012)	$668,445	$(172,055)	$474,392
Net income	—	—	—	—	4,606	4,606
Stock-based compensation	—	—	—	1,099	—	1,099
Exercise of stock options	3,681	—	—	38	—	38
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	49,416	—	—	(682)	—	(682)
Balance, March 31, 2025	12,961,175	$14	$(22,012)	$668,900	$(167,449)	$479,453

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$7,418	$4,606
Income from discontinued operations, net of tax	(537)	(1,178)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,949	9,854
Accretion of asset retirement obligation	776	649
Amortization of deferred financing costs	111	75
Amortization of intangible assets	2	2
Stock-based compensation	516	1,099
Lower of cost or net realizable value inventory adjustments	822	1,335
Impairment of long-lived assets	—	662
Gain on disposal of assets	(28)	(160)
Allowance for doubtful accounts	—	137
Allowance for parts inventory obsolescence	13	—
Loss on equity investment	—	474
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14,275)	(26,892)
Other receivables, net	—	(540)
Inventory, net	15,860	16,533
Prepaid expenses and other current assets	203	320
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	1,344	524
Operating lease liabilities	(246)	(378)
Deferred other income	(564)	(564)
Other liabilities	(30)	210
Net cash provided by operating activities of continuing operations	21,334	6,768
Net cash provided by operating activities of discontinued operations	1,833	4,149
Net cash provided by operating activities	23,167	10,917

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(5,133)	(7,664)
Proceeds from sale of assets	9	—
Proceeds from redemptions/maturities of investments	—	500
Net cash used in investing activities of continuing operations	(5,124)	(7,164)
Net cash (used in) provided by investing activities of discontinued operations	(27)	1,496
Net cash used in investing activities	(5,151)	(5,668)

Cash Flows from Financing Activities:
Payments of financing lease	(594)	(243)
Capitalized debt fees	(531)	—
Employee tax withholding paid for restricted stock upon vesting	(1,180)	(682)
Proceeds from exercise of stock options	14	38
Net cash used in financing activities	(2,291)	(887)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended March 31,
	2026	2025

Net Change in Cash, Cash Equivalents and Restricted Cash	15,725	4,362
Cash, Cash Equivalents and Restricted Cash, beginning of period	84,135	41,898
Cash, Cash Equivalents and Restricted Cash, end of period	$99,860	$46,260

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$173	$114
Income taxes	$—	$11
Amounts included in the measurement of operating lease liabilities	$294	$414
Accrued purchases for property, plant, equipment, and mineral properties	$3,430	$1,255
Right-of-use assets exchanged for operating lease liabilities	$—	$1,948
Right-of-use assets exchanged for financing lease liabilities	$1,063	$440

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1— COMPANY BACKGROUND
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed, and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients: potassium, magnesium, and sulfate, in a single particle.
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
    We have permitted, licensed, declared, and adjudicated water rights in New Mexico that support our mining and industrial operations.
We also had certain land, water rights, federal grazing leases, and other related assets in southeast New Mexico. We referred to these assets and operations as "Intrepid South." Our Intrepid South property generated revenue from sales of various oilfield related products and services, including but not limited to, water, brine, surface use and right-of-way agreements, a produced water royalty agreement, and caliche. In March 2026, our Board of Directors ("Board") approved the sale of Intrepid South and we determined that Intrepid South met held for sale and discontinued operations accounting criteria. We received a two payments totaling of $70.0 million related to the sale of Intrepid South, with an $8.0 million deposit received in December 2025, and a $62.0 million payment received on April 1, 2026. The final sales price is subject to customary adjustments and closing conditions determined within 120 days following the closing date.
We have two reportable segments: potash and, Trio®. With Intrepid South meeting the criteria for discontinued operations, our oilfield solutions segment is no longer considered a reportable segment at March 31, 2026. We account for sales of byproducts as revenue in the potash or Trio® segment based on which segment generates the byproduct. Any intersegment sales prices are market-based and are eliminated.
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation—Our unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Adopted Accounting Standards—In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025 amends the guidance in ASC 326 to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The adoption of this standard did not have an impact on our results of operations, cash flows and financial condition.
Pronouncements Issued But Not Yet Adopted—In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)." ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the guidance and expect it to only impact disclosures with no impact to results of operations, cash flows and financial condition.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" which clarifies the application, form and content, and required disclosures for interim financial statements prepared in accordance with GAAP. The ASU improves the organization and clarity of Topic 270 by specifying interim reporting requirements, consolidating required interim disclosures and introducing a disclosure principle for events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. Early adoption is permitted. The amendments in this ASU are not expected to have a material effect on our financial position or results of operations.

Note 3— DISCONTINUED OPERATIONS
In March 2026, our Board approved the sale of Intrepid South. As of March 31, 2026, we determined that Intrepid South met the accounting criteria for held for sale and discontinued operations. Intrepid South assets and liabilities are classified as held for sale in the Condensed Consolidated Balance Sheets for all periods presented. Assets and liabilities classified as held for sale are recorded at the lower of carrying value or fair value. The assets and liabilities held for sale were not measured at fair value as the expected selling price exceeded their net carrying value.
The table below presents the assets and liabilities held for sale (amounts in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable	$1,030	$1,797
Inventory	81	114
Prepaid expenses and other current assets	24	43
Property, plant, equipment, and mineral properties, net	35,481	36,017
Water rights	16,873	16,873
Other long term assets	4,263	4,310
Assets held for sale	$57,752	$59,154

Accounts payable	$245	$188
Accrued liabilities	81	140
Accrued employee compensation and benefits	137	170
Contract liability - current portion	782	753
Asset retirement obligations	398	389
Long term contract liability	1,595	1,730
Liabilities held for sale	$3,238	$3,370

The following table presents the results of discontinued operations for the three months ended March 31, 2026, and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Sales	$2,366	$3,233
Less: cost of goods sold	1,823	1,952
Gross Margin	543	1,281

Accretion of asset retirement obligation	9	8
Gain on sale of assets	(3)	(22)
Other operating income	—	(1)
Net income of discontinued operations before income tax	537	1,296
Income tax expense	—	(118)
Net income of discontinued operations, net of tax	$537	$1,178

Contract Balances: Customers generally pay the total amount due under surface use agreements. Depending on the nature of the performance obligations in the various surface use agreements, revenue may be recognized at a point in time or over time. Our contract liabilities (sometimes referred to in practice as deferred revenue) represent the amount of cash received from customers under surface use agreements where the associated revenue is being recognized over time.
As of March 31, 2026, and December 31, 2025, we had a total of $2.4 million and $2.5 million of contract liabilities, respectively, of which $0.8 million were current as of March 31, 2026, and December 31, 2025, and are included in "Liabilities held for sale" on the Condensed Consolidated Balance Sheets.
Our deferred revenue activity for the three months ended March 31, 2026, and 2025, all relates to surface use agreements at Intrepid South. Deferred revenue activity during the periods is shown below (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$2,483	$2,431
Additions	123	376
Recognized as revenue during period	(229)	(380)
Ending Balance	$2,377	$2,427

Note 4— EARNINGS PER SHARE
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

	Three Months Ended March 31,
	2026	2025
Net Income from Continuing Operations	$6,881	$3,428
Net Income from Discontinued Operations, Net of Tax	537	1,178
Net income from Continuing Operations	$7,418	$4,606

Basic weighted-average common shares outstanding	13,141	12,917
Add: Dilutive effect of restricted stock	142	124
Add: Dilutive effect of stock options	1	47
Add: Dilutive effect of restricted stock units	3	—
Diluted weighted-average common shares outstanding	13,287	13,088

Net income per share:
Continuing operations - Basic	$0.52	$0.27
Discontinued operations - Basic	$0.04	$0.09
Net income - Basic	$0.56	$0.36

Continuing operations - Diluted	$0.52	$0.26
Discontinued operations - Diluted	$0.04	$0.09
Net income - Diluted	$0.56	$0.35

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended March 31,
	2026	2025
Anti-dilutive effect of restricted stock	16	37

Anti-dilutive effect of stock options outstanding	—	156

Anti-dilutive effect of restricted stock units outstanding	188	126

Note 5— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the Condensed Consolidated Statements of Cash Flows are included in the following accounts at March 31, 2026, and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$99,259	$45,668
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	576	567
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$99,860	$46,260

Restricted cash included in other current and long-term assets on the Condensed Consolidated Balance Sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the states of Utah and New Mexico, as security to fund future reclamation obligations at our sites.

Note 6— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Finished goods product inventory	$53,570	$63,893
In-process inventory	26,355	32,744
Total product inventory	79,925	96,637
Current parts inventory, net	15,760	15,554
Total current inventory, net	95,685	112,191
Long-term parts inventory, net	31,316	31,506
Total inventory, net	$127,001	$143,697

Parts inventory is shown net of estimated allowances for obsolescence of $1.5 million as of March 31, 2026, and December 31, 2025.

Note 7 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$519	$519
Ponds and land improvements	87,976	87,881
Mineral properties and development costs	156,418	155,221
Buildings and plant	98,909	97,924
Machinery and equipment	328,827	324,327
Vehicles	8,453	8,061
Office equipment and improvements	9,448	10,000
Operating lease ROU assets	3,181	3,181
Construction in progress	12,998	13,925
Total property, plant, equipment, and mineral properties, gross	$706,729	$701,039
Less: accumulated depreciation, depletion, and amortization	(410,728)	(402,283)
Total property, plant, equipment, and mineral properties, net	$296,001	$298,756

During the three months ended March 31, 2026, we did not record any impairment expense. For any Trio® segment capital spending during the three months ended March 31, 2025, we estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and we recorded impairment expense of $0.7 million.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation	$8,149	$7,953
Depletion	1,584	1,550
Amortization of right of use assets	216	351
Total incurred	$9,949	$9,854

Note 8 — OTHER LONG-TERM DEFERRED INCOME
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
For both of the three months ended March 31, 2026, and 2025, we recorded other operating income of $1.1 million from the CDA Amendment. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable for the amount of the Access Fee that we earned through March 31, 2026, of $5.1 million, which is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the three months ended March 31, 2026, and 2025, we reduced the "Deferred other income, long-term" liability recorded on our Condensed Consolidated Balance Sheets.
As of March 31, 2026, we had $2.3 million recorded in "Other current liabilities" and $42.7 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2025, we had $2.3 million recorded in "Other current liabilities" and $43.2 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets.

Note 9 — DEBT
    Revolving Credit Facility—In March 2026, we and certain of our subsidiaries entered into the Successor Agent Amendment and Third Amendment to the Restated Credit Agreement (the "Third Amendment") with a syndicate of lenders, Bank of Montreal, as original administrative agent, and BMO Bank N.A., as successor administrative agent, which amended certain terms of the Amended and Restated Credit Agreement, dated August 1, 2019 (as amended, the "Credit Agreement").
Pursuant to the Third Amendment, the Credit Agreement was amended to, among other things, (i) appoint such duties, rights, and obligations of the Administrative Agent (as defined in the Credit Agreement) to BMO Bank N.A., (ii) extend the maturity date of the Credit Agreement to March 30, 2031, (iii) amend certain provisions relating to dispositions to facilitate the sale of Intrepid South, and (iv) update certain other provisions, including financial covenants, to be more favorable to the Company. The amount available under the Third Amendment remains the same at $150 million.
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
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2026, we made no borrowings and made no repayments under the revolving credit facility. During the three months ended March 31, 2025, we made no borrowings and made no repayments under the revolving credit facility. As of March 31, 2026, and December 31, 2025, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of March 31, 2026, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million for the three months ended March 31, 2026, and $0.2 million for the three months ended March 31, 2025.
    Amounts included in interest expense, net for the three months ended March 31, 2026, and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense on borrowings	$61	$56
Commitment fee on unused credit facility	56	56
Amortization of deferred financing costs	111	75
Gross interest expense	228	187
Less capitalized interest	(228)	(82)
Interest expense, net	$—	$105

Note 10 — INTANGIBLE ASSETS
    We have water rights, recorded at $2.3 million as of March 31, 2026, and December 31, 2025. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The net book value of finite-lived intangible assets is immaterial as of March 31, 2026, and December 31, 2025, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2026	2025
Asset retirement obligation, at beginning of period	$38,452	$32,592
Accretion of discount	776	649
Total asset retirement obligation, at end of period	$39,228	$33,241
Less current portion of asset retirement obligation	$—	$(595)
Long-term portion of asset retirement obligation	$39,228	$32,646

The current portion of the asset retirement obligation, if any, is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of March 31, 2026, and December 31, 2025.

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
Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three months ended March 31, 2026, and 2025. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended March 31, 2026
Product	Potash Segment	Trio® Segment	Corporate and Other	Total
Potash	$41,930	$—	$—	$41,930
Trio®	—	52,274	—	52,274
Fresh Water	—	—	11	11
Salt	2,299	264	—	2,563
Magnesium Chloride	519	—	—	519
Brine Water	1,371	—	—	1,371
Other	—	—	17	17
Total Revenue	$46,119	$52,538	$28	$98,685

	Three Months Ended March 31, 2025
Product	Potash Segment	Trio® Segment	Corporate and Other	Total
Potash	$37,323	$—	$(59)	$37,264
Trio®	—	49,678	—	49,678
Fresh Water	—	—	1,087	1,087
Salt	3,135	164	—	3,299
Magnesium Chloride	1,148	—	—	1,148
Brine Water	1,971	—	—	1,971
Other	—	—	80	80
Total Revenue	$43,577	$49,842	$1,108	$94,527

Note 13 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted shares, restricted stock units, and non-qualified stock option awards under the Plan. Restricted stock units ("RSUs") represent the contingent right to receive one share of our common stock upon satisfaction of applicable vesting conditions. RSUs do not have any of the rights available to owners of common stock until vesting and settlement of the RSUs into shares of common stock. Restricted share awards ("RSAs") contain service-based conditions and in some instances contain both service-based and market-based conditions. Certain RSU awards contain service-based and operational performance conditions (referred to as "operational performance-based RSUs") and certain RSU awards contain service-based and market-based conditions (referred to as "market-based RSUs").
As of March 31, 2026, approximately 0.6 million shares remained available for issuance under the Plan.
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
Restricted Shares
During the three months ended March 31, 2026, and 2025, the Compensation Committee granted 95,787 and 119,813 restricted shares, respectively. The RSAs granted during the three months ended March 31, 2026, and 2025, contain service conditions, and vest over three years.
The table below shows the restricted share activity for the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,
Restricted Shares	2026	2025
Beginning shares outstanding	287,345	319,035
Shares granted	95,787	119,813
Shares vested	(80,774)	(74,196)
Shares forfeited	(49,714)	(1,872)
Ending shares outstanding	252,644	362,780
During the three months ended March 31, 2026, the Compensation Committee granted operational performance-based RSUs to executives and certain other key employees which are eligible to vest based upon potash production cost per ton and Trio® production cost per ton for the 2028 calendar year. The operational performance-based RSUs can earn between zero and 200% of the target number of operational performance-based RSUs granted.
During the three months ended March 31, 2025, the Compensation Committee granted operational performance- based RSUs to executives and certain other key employees which are eligible to vest based upon potash production cost per ton for the 2027 calendar year. The operational performance-based RSUs can earn between zero and 200% of the target number of operational performance-based RSUs granted.
The table below shows the operational performance-based RSU activity during the three months ended March 31, 2026, and 2025. The operational performance-based RSUs shown in the table below are at the target number of operational performance-based RSUs granted:

	Three Months Ended March 31,
Operational Performance-Based RSUs	2026	2025
Beginning units outstanding	21,091	—
Units granted	31,740	22,577
Units vested	—	—
Units forfeited	(2,856)	—
Ending units outstanding	49,975	22,577
During the three months ended March 31, 2026, the Compensation Committee granted market-based RSUs to executives and certain other key employees. The RSUs granted contain a relative total shareholder return ("TSR") market-based condition (referred to as the "rTSR" awards). The rTSR RSUs are eligible to vest based on our TSR during a three-year period beginning on January 1, 2026 ("2026 award performance period") relative to the TSR during the 2026 award performance period for the individual component companies comprising the Russell 2000 Index ("peer group"). Based on our relative performance against the peer group, rTSR awards may earn between zero and 200% of the target number of RSUs granted.
During the three months ended March 31, 2025, the Compensation Committee granted market-based RSUs to certain executive and certain other key employees. The RSU granted both rTSR awards and an absolute TSR market-based condition (referred to as the "aTSR" awards). The rTSR RSUs are eligible to vest based on our TSR during a three-year period beginning on the grant date of the rTSR award ("2025 award performance period") relative to the TSR during the 2025 award performance period for the individual component companies comprising the Russell 2000 Index ("peer group"). Based on our relative performance against the peer group, rTSR awards may earn between zero and 200% of the target number of RSUs granted.
The aTSR RSUs are eligible to vest based on the achievement of certain total price thresholds during a three-year period beginning on the grant date. Once a price threshold is met, one-half of the total RSUs earned for meeting that price threshold vest immediately and one-half of the total RSUs earned vests on the one-year anniversary date of meeting the price threshold.
The table below shows the market-based RSU activity during the three months ended March 31, 2026, and 2025. Market-based RSUs shown in the table below are at the maximum number that can be earned:

	Three Months Ended March 31,
Market-based RSUs	2026	2025
Beginning units outstanding	174,495	111,285
Units granted	42,324	63,162
Units vested	—	—
Units forfeited	(8,685)	—
Ending units outstanding	208,134	174,447
The Compensation Committee has not granted any stock options since 2018. The table below shows the summary of all non-qualified stock option activity during the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,
Non-qualified Stock Options	2026	2025
Beginning stock options outstanding	1,395	269,525
Stock options granted	—	—
Stock options exercised	(1,395)	—
Stock options forfeited	—	—
Stock options expired	—	—
Ending stock options outstanding	—	269,525

    Total share-based compensation expenses were $0.5 million and $1.1 million for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, we had $11.5 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.8 years.

Note 14 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, as well as permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
    Our effective tax rate for continuing operations for the three months ended March 31, 2026, was 0.9%. Our effective tax rate differed from the statutory rate during this period due to changes in the valuation allowance established to offset our deferred tax assets. Our effective tax rate for continuing operations for the three months ended March 31, 2025, was 2.2%. Our effective tax rate differed from the statutory rate during this period due to changes in the valuation allowance established to offset our deferred tax assets.
Note 15 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2026, and December 31, 2025, we had $28.4 million and $30.1 million, respectively, of security placed principally with the Bureau of Land Management ("BLM") and the states of Utah and New Mexico for reclamation of our various facilities. As of March 31, 2026, $0.6 million consisted of long-term restricted cash deposits and $27.8 million was secured by surety bonds insured by an insurer. As of December 31, 2025, $0.6 million consisted of long-term restricted cash deposits and $29.5 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the Condensed Consolidated Balance Sheets and the surety bonds are held in place by an annual fee paid to the issuer.
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
Water Rights
In 2017 and 2018, the New Mexico Office of the State Engineer ("OSE") granted us preliminary and emergency authorizations to sell approximately 5,700 acre-feet of water per year from our Pecos River water rights. The preliminary and emergency authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. On March 17, 2022, following a trial to determine the validity of our Pecos River water rights, the Fifth Judicial District Court in New Mexico entered an order that found that of the 20,000 acre-feet of water per year we claimed, our predecessors in interest had forfeited all but approximately 5,800 acre feet of water per year, and that of the remaining 5,800 acre-feet of water that had not been forfeited, all but 150 acre-feet of water had been abandoned prior to 2017 (the "Order"). The Order limited our right to 150 acre-feet per annum of water for industrial-salt processing use. We appealed the Order to the New Mexico Court of Appeals ("NMCA"), which, on July 7, 2023, affirmed the Order. On November 17, 2023, we filed a request for the New Mexico Supreme Court ("NMSC") to reconsider and review the NMCA's decision to affirm the Order's abandonment determination. The NMSC agreed to review the NMCA's abandonment determination, and on July 5, 2025, issued a decision upholding the NMCA’s findings. The NMSC’s decision renders the Order final.
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
We have estimated total contingent liabilities recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheets of $7.3 million as of March 31, 2026. In addition to the amounts accrued for the class action claim, the unpermitted discharge penalty and the estimated related environmental remediation expenses discussed above, we also have accrued a contingent liability of $1.0 million for various other items.
As of December 31, 2025, we had $7.3 million in contingent liabilities, mainly related to the class action claim, the unpermitted discharge penalty and the estimated related environmental remediation expenses.

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
Cash Equivalents—As of March 31, 2026, we had cash equivalents of $5.9 million. As of December 31, 2025, we had cash equivalents of $5.9 million.
Held-to-Maturity Debt Investments—As of March 31, 2025, we owned debt investment securities classified as held-to-maturity because we had the intent and ability to hold these investments to maturity. Our held-to-maturity debt investments consisted of U.S government issued bonds. These held-to-maturity debt securities were carried at amortized cost. During the six months ended June 30, 2025, all of our held-to-maturity debt investments matured and as of March 31, 2026, we did not own any debt investment securities.
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
As required by ASC Topic 321 - Investments-Equity Securities ("ASC 321"), equity securities were valued at fair value and unrealized gains and losses for investments in equity securities were included in "Other income (expense)" on the Condensed Consolidated Statement of Operations. During the three months ended March 31, 2025, we recorded an unrealized loss of $0.5 million which was included in "Other income (expense)" on the Condensed Consolidated Statement of Operations.
In May 2025, we sold all shares of NESR we owned and received proceeds of $2.1 million. When the NESR shares were sold, the fair value of the shares was $2.5 million, and we recorded a realized loss of $0.4 million during the three months ended June 30, 2025. For the year ended December 31, 2025, the total loss (unrealized losses plus realized losses) related to this investment was $0.9 million.

Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of March 31, 2026, and December 31, 2025. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. Because the investment is accounted for under the equity method, fair value disclosures required under ASC 820 do not apply. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2026, and 2025, our proportional share of Ovation's income or loss was zero.

Note 17 — BUSINESS SEGMENTS
    Our operations are organized into two segments: potash, and Trio®. We determine reportable segments based on several factors including the types of products and services sold, production processes, markets served and the financial information available for our chief operating decision maker ("CODM"). Our Chief Executive Officer is our CODM, who uses gross margin to evaluate segment performance. We do not allocate corporate selling and administrative expenses, nor other corporate expenses, to the respective segments. Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the CODM.
Intersegment sales prices are market-based and are eliminated in the "Corporate and Other" column. Information for each segment is provided in the tables that follow (in thousands).

Three Months Ended March 31, 2026	Potash	Trio®	Corporate and Other	Consolidated
Sales	$46,119	$52,538	$28	$98,685
Less: Freight costs	5,486	11,244	—	16,730
Warehousing and handling costs	1,707	2,137	—	3,844
Cost of goods sold	35,037	24,319	261	59,617
Lower of cost or net realizable value inventory adjustments	822	—	—	822
Gross Margin (Deficit)	$3,067	$14,838	$(233)	$17,672
Depreciation, depletion, and amortization incurred[1]	$8,436	$959	$556	$9,951

Three Months Ended March 31, 2025	Potash	Trio®	Corporate and Other	Consolidated
Sales	$43,577	$49,842	$1,108	$94,527
Less: Freight costs	5,786	11,764	(59)	17,491
Warehousing and handling costs	1,711	1,779	—	3,490
Cost of goods sold	32,242	25,865	783	58,890
Lower of cost or net realizable value inventory adjustments	1,335	—	—	1,335
Gross Margin	$2,503	$10,434	$384	$13,321
Depreciation, depletion, and amortization incurred[1]	$8,251	$844	$761	$9,856

1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.
The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2026	2025
Total sales for reportable segments	$98,685	$94,586
Elimination of intersegment sales	—	(59)
Total consolidated sales	$98,685	94,527

Total gross margin for reportable segments	$17,672	$13,321
Elimination of intersegment sales	—	(59)
Elimination of intersegment expenses	—	59
Unallocated amounts:
Selling and administrative	11,273	9,155
Impairment of long-lived assets	—	662
Gain on disposal of assets	(28)	(160)
Accretion of asset retirement obligation	776	649
Other operating income	(1,160)	(1,283)
Other operating expense	586	596
Interest expense, net	—	105
Interest income	(667)	(375)
Other non-operating (income) expense	(48)	466
Income before income taxes	$6,940	$3,506

Significant components of cost of goods sold are also provided to our CODM to further evaluate segment performance and are shown below (in thousands):

For the Three Months Ended March 31, 2026	Potash	Trio®	Other	Total
Labor and benefits	$11,651	$10,330	$—	$21,981
Maintenance	2,712	3,354	—	6,066
Utilities and fuel	2,792	1,530	—	4,322
Operating supplies	1,933	3,601	—	5,534
Depreciation	10,162	1,080	56	11,298
Other[1]	5,787	4,424	205	10,416
Total cost of goods sold	$35,037	$24,319	$261	$59,617

For the Three Months Ended March 31, 2025	Potash	Trio®	Other	Total
Labor and benefits	$10,205	$11,206	$—	$21,411
Maintenance	2,541	3,316	—	5,857
Utilities and fuel	2,653	1,653	—	4,306
Operating supplies	2,008	3,930	—	5,938
Depreciation	8,735	1,281	397	10,413
Other[1]	6,100	4,479	386	10,965
Total cost of goods sold	$32,242	$25,865	$783	$58,890

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
•write-downs of the carrying value of assets, including inventories;
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
•the impact of global health issues, and other global disruptions on our business, operations, liquidity, financial condition and results of operations; and

•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, this Quarterly Report and in other reports we file with the SEC.

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
    Historically, we had three segments: potash, Trio®, and oilfield solutions. Our oilfield solutions segment included the results from Intrepid South. In March 2026, our Board of Directors ("Board") approved the sale of the Intrepid South business, and Intrepid South assets and liabilities met the criteria to be classified as held for sale. The Intrepid South property generated revenue from sales of various oilfield related products and services, including but not limited to, water, brine, surface use and right-of-way agreements, a produced water royalty agreement, and caliche. We determined that the planned sale of Intrepid South represented a strategic shift having a major effect on our operations and financial results and therefore met the criteria for classification as discontinued operations in all periods presented. Because we are presenting the sale of Intrepid South as discontinued operations, our oilfield solutions segment is no longer considered a reportable segment. On April 1, 2026, we closed on the sale of Intrepid South. We received $70 million in total from the buyer, with an $8 million deposit received in December 2025 and the remaining $62 million received on April 1, 2026. The $70 million payment received is subject to customary adjustments and closing conditions determined within 120 days of the closing date.
We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. Intersegment sales prices are market-based and are eliminated.

Significant Business Trends and Activities
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Sale of Intrepid South. In March 2026, our Board approved the sale of Intrepid South, a component of our business. On April 1, 2026, we closed on the sale of Intrepid South and received $70 million, subject to customary adjustments and closing conditions determined within 120 days of the closing date. This sale included land, water rights and operational agreements and represents a strategic shift that will have a major effect on our operations and financial results. Accordingly, we are presenting Intrepid South in discontinued operations.
Intrepid South operations included revenues from source water sales, sales of brines, surface use and easement agreements and a produced water royalty. Total annual sales reported at Intrepid South were $12.5 million and $18.9 million for 2025, and 2024, respectively, which represent approximately 80% of the total sales reported in the oilfield solutions segment during those two years. Total cost of goods sold at Intrepid South were $13.0 million and $8.6 million in 2024 and 2025, respectively, and represent approximately 75% of the total cost of sales reported in the oilfield solutions segment in those two years.
Given Intrepid South's portion of the oilfield solutions total sales and total cost of goods sold, our oilfield solutions segment is no longer considered a reportable segment.
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
• Potash pricing and demand. Our potash average net realized sales price per ton(1) increased to $353 for the three months ended March 31, 2026, compared to $312 for the same period in 2025, as the 2026 winter fill program prices at $355 per ton were $40 per ton higher than the 2025 winter fill program prices.
We saw good subscription under the winter fill program with customers placing orders for the majority of their first quarter needs. Following the conclusion of the winter fill program, prices increased $20 per ton to a list price of $375 per ton. We expect to realize most of the post fill price increase on our agricultural sales in the second quarter. Good spring demand and firm global potash values underpin a balanced supply and demand outlook that is supportive of U.S. potash values as evidenced by a $10 per ton increase to list prices in early May.
As a small producer, domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, currency fluctuations, and crop commodity values and outlook, also influence pricing. Our price expectations could be affected by, among other things, tariffs, weather, planting decisions, rail car availability, commodity price decreases and the price and availability of other potassium products.

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
• Trio® pricing and demand. Our Trio® average net realized sales price per ton(1) increased to $387 for the three months ended March 31, 2026, compared to $345, respectively for the same period in 2025, as pricing for the individual components of Trio® particularly sulfate and potassium remained supportive. Sales volumes in the three months ended March 31, 2026, decreased 4% compared to the same period in 2025, as customers entered this year with slightly more inventory on hand following our successful fall fill program announced in late October 2025.
Supported by good demand from customers for remaining spring needs, in late March we increased our list price for Trio® by $15 per ton to $420 per ton. We expect to realize the $15 per ton price increase on spot truck and rail sales during the second quarter of 2026.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of and during the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Byproduct sales. We sell byproducts that are derived from our potash and Trio® operations. Byproduct sales were $4.5 million during the three months ended March 31, 2026, compared to $6.4 million, for the same period of 2025. Byproduct sales of salt and magnesium chloride during the three months ended March 31, 2026, were negatively impacted by the mild winter and historically low snowfall levels in the western U.S. Byproduct sales of brines during the three months ended March 31, 2026, were negatively impacted by less oil and gas drilling activity near our Carlsbad, New Mexico facilities compared to the same period in 2025. Oil and gas operators source their brine sales from locations nearest their activities to minimize transportation costs.
• Water sales and other oilfield products and services. As discussed above, with the sale of Intrepid South, our total sales of source water and other oilfield products and services are expected to decline significantly for the remainder of 2026, and beyond. Excluding Intrepid South, sales of other oilfield products and services in the three months ended March 31, 2026, were immaterial, compared to total oilfield services sales of $4.4 million during the same period of 2025.
    See Note 3 of our unaudited Condensed Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding the presentation of Intrepid South as discontinued operations.
• Water Rights Easement with New Mexico State Land Office. The majority of the water we use for our HB and East operations is derived from wells located on state lands, which we access through an easement issued by the New Mexico State Land Office (NMSLO). We are currently operating under a temporary renewal of our water rights easement and are working collaboratively with the NMSLO toward a long‑term renewal of the easement. Based on our ongoing engagement with the NMSLO and the history of our operations, we believe we will be successful in obtaining a long‑term renewal of the easement.
• HB AMAX Cavern. In July, we successfully drilled a sample well into one of the lowest sections of the AMAX mine; unfortunately, the brine pool that we anticipated encountering based on our imaging was not present. Given this outcome, we are continuing our evaluation of options to pursue an injection well and pipeline that would connect the AMAX mine to our HB injection system. Timing of construction will depend on further technical review and quantifying permitting requirements. We expect to continue permitting and technical evaluation of AMAX throughout 2026, and we have made the decision to defer additional capital investment until at least 2027.
While the AMAX Cavern remains a key part of our HB mine and we remain confident in the potash reserve in place, we have adequate brine sources to maintain production at our HB facility for the next few years. Before committing additional capital, we are working to ensure we have adequate brine injection volumes to flood the AMAX Cavern, which will be the largest cavern in the HB system, and the necessary bitterns management system in place to maximize the full potential of this additional cavern.
(1) Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended March 31,
	2026	2025
Sales[1]	$98,685	$94,527

Cost of goods sold	$59,617	$58,890

Gross Margin	$17,672	$13,321

Selling and administrative	$11,273	$9,155

Net Income from Continuing Operations	$6,881	$3,428
Net Income from Discontinued Operations, Net of Tax	$537	1,178
Net Income	$7,418	$4,606

Average net realized sales price per ton[2]
Potash	$353	$312
Trio®	$387	$345
1Sales include sales of byproducts which were $4.5 million and $6.4 million for the three months ended March 31, 2026, and 2025, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended March 31, 2026, and 2025
Sales
Our total sales for the three months ended March 31, 2026, increased $4.2 million, or 4%, compared to the same period in 2025, as Trio® segment sales increased $2.7 million and potash segment sales increased $2.5 million, partially offset by a decrease of $1.1 million in water sales recorded in the other segment. As noted above, the Intrepid South sale is classified as discontinued operations, and we no longer consider the oilfield solutions segment to be a reportable segment.
Our Trio® segment sales increased $2.7 million, or 5%, in the three months ended March 31, 2026, compared to the same period in 2025, as Trio® sales increased $2.6 million and Trio® segment byproduct sales increased $0.1 million. Trio® sales increased due to an increase of 12% in our Trio® average net realized sales price per ton for the three months ended March 31, 2026, compared to the same period in 2025, due to continued supportive prices of the individual nutrient components of Trio®, particularly sulfate and potassium. The increase in Trio® sales during the three months ended March 31, 2026, compared to the same period in 2025, was partially offset by a 4% decrease in tons of Trio® sold.
Our total potash segment sales increased $2.5 million during the three months ended March 31, 2026, compared to the same period in 2025, as potash sales increased $4.7 million, partially offset by a $2.1 million decrease in potash segment byproduct sales. During the three months ended March 31, 2026, our potash average net realized sales price per ton increased 13% combined with a 2% increase in tons of potash sold. Our average net realized sales price per ton increased during the three months ended March 31, 2026, compared to the same period in 2025, as the 2026 winter fill program prices were $40 per ton higher than the 2025 winter fill program prices.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, decreased $2.0 million in the three months ended March 31, 2026, compared to the same period in 2025, as salt sales decreased $0.7 million, magnesium chloride sales decreased $0.6 million, and brine sales decreased $0.6 million. Mild winter weather and historically low snowfall in the western U.S. decreased demand for both salt and mag chloride during the three months ended March 31, 2026, compared to the same period in 2025. Less oil and gas drilling activity near our Carlsbad, New Mexico facilities during the three months ended March 31, 2026, compared to the same period in 2025, led to decreased brine sales.
Cost of Goods Sold
Our total cost of goods sold increased $0.7 million during the three months ended March 31, 2026, compared to the same period in 2025, as our potash segment cost of goods sold increased by $2.8 million, partially offset by a decrease of $1.5 million in Trio® segment cost of goods sold, and a decrease of $0.5 million in our other nonreportable segment cost of goods sold.
Our potash segment cost of goods sold increased $2.8 million, or 9%, during the three months ended March 31, 2026, compared to the same period in 2025, as we sold 2% more tons of potash in the three months ended March 31, 2026, compared to the same period in 2025. In addition, we incurred increased depreciation expense and potash royalties during the three months ended March 31, 2026, compared to the same period in 2025.
Our Trio® segment cost of goods sold decreased 6% during the three months ended March 31, 2026, compared to the same period in 2025, mainly due to selling 4% fewer tons. In addition, our weighted average carrying cost per Trio® ton beginning 2026 was less than our weighted average carrying cost per Trio® ton beginning 2025, due to improved Trio® production volumes during the second half of 2025. A significant portion of our Trio® production costs are fixed and an increase in the number of tons produced decreases our per-ton production costs.
Our cost of goods sold in our nonreportable other segment decreased $0.5 million, or 67%, during the three months ended March 31, 2026, compared to the same period in 2025, as total sales in the nonreportable other segment decreased 97%, as we sold less water from our Caprock water rights during the three months ending March 31, 2026, compared to the same period in 2025.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the three months ended March 31, 2026, we incurred $0.8 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected average net realized sales price for those products. We incurred $1.3 million in lower of cost or net realizable value inventory adjustments in our potash segment in the three months ended March 31, 2025.
Gross Margin
During the three months ended March 31, 2026, we generated gross margin of $17.7 million compared to gross margin of $13.3 million during the same period in 2025. As discussed above, our gross margin increased during the three months ended March 31, 2026, due to increased average net realized sales price per ton for both potash and Trio®.
Selling and Administrative Expenses
    During the three months ended March 31, 2026, selling and administrative expenses increased $2.1 million compared to the same period in 2025, as we incurred $1.4 million in severance related costs and professional services fees increased $1.1 million as we used more outside consultants, partially offset by decreases in legal and stock compensation expenses.
Impairment Expense
    For the three months ended March 31, 2026, we recorded no impairment expense. For any Trio® segment capital spending during the three months ended March 31, 2025, we estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $0.7 million in the three months ended March 31, 2025.
Discontinued Operations
    In March 2026, our Board approved the sale of our Intrepid South business. As of March 31, 2026, we determined the Intrepid South business met the criteria for held for sale and discontinued operations. For the three months ended March 31, 2026, and 2025, net income from discontinued operations was $0.5 million and $1.2 million, respectively. See Note 3 to the Condensed Consolidated Financial Statements for further information. The sale of Intrepid South closed on April 1, 2026, and we received total proceeds of $70 million, subject to normal adjustments to be determined within 120 days of the sale closing.
Income Tax Expense
    During the three months ended March 31, 2026, we incurred $0.1 million in income tax expense compared to $0.1 million in income tax expense during the same period in 2025. Since December 31, 2024, we have had a full valuation allowance recorded against our deferred tax assets.
Net Income
    We generated net income from continuing operations of $6.9 million during the three months ended March 31, 2026, compared to net income from continuing operations of $3.4 million in the same period in 2025, due to the factors discussed above.

Potash Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2026	2025
Sales[1]	$46,119	$43,577
Less: Freight costs	5,486	5,786
Warehousing and handling costs	1,707	1,711
Cost of goods sold	35,037	32,242
Lower of cost or net realizable value inventory adjustments	822	1,335
Gross Margin	$3,067	$2,503
Depreciation, depletion, and amortization incurred[2]	$8,436	$8,251

Potash sales volumes (in tons)	105	103
Potash production volumes (in tons)	104	93

Average potash net realized sales price per ton[3]	$353	$312
1 Sales include sales of byproducts which were $4.2 million and $6.3 million for the three months ended March 31, 2026, and 2025, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2026, and 2025
Our total sales in the potash segment increased $2.5 million in the three months ended March 31, 2026, compared to the same period in 2025, as potash sales recorded in the potash segment increased $4.7 million, partially offset by a $2.1 million decrease in potash segment byproduct sales.
Our potash sales increased in the three months ended March 31, 2026, compared to the same period in 2025, as we sold 2% more tons of potash combined with an increase of 13% in our average net realized sales price per ton. Our average net realized sales price per ton increased during the three months ended March 31, 2026, compared to the same period in 2025, as the 2026 winter fill program prices were $40 per ton higher than the 2025 winter fill program prices.
Our potash segment byproduct sales decreased $2.1 million during the three months ended March 31, 2026, compared to the same period in 2025, as salt sales decreased $0.8 million, magnesium chloride sales decreased $0.6 million, and brine sales decreased $0.6 million. Mild winter weather and historically low snowfall in the western U.S. decreased demand for both salt and magnesium chloride deicing products during the three months ended March 31, 2026, compared to the same period in 2025. Less oil and gas drilling activity near our Carlsbad, New Mexico facilities during the three months ended March 31, 2026, compared to the same period in 2025, led to decreased brine sales.
Potash segment freight expense decreased 5% in the three months ended March 31, 2026, compared to the same period in 2025, even though we sold 2% more tons of potash. Our potash freight expense is impacted by the geographic distribution of our potash and byproduct sales, by the proportion of customers arranging for and paying their own freight costs and the mix of sales shipped via rail and truck.
Our potash segment cost of goods sold increased $2.8 million, or 9%, during the three months ended March 31, 2026, compared to the same period in 2025, as we sold 2% more tons of potash in the three months ended March 31, 2026, compared to the same period in 2025. In addition, we incurred increased depreciation expense and potash royalties during the three months ended March 31, 2026, compared to the same period in 2025.
During the three months ended March 31, 2026, we recorded lower of cost or net realizable value inventory adjustments of $0.8 million as our weighted average carrying cost per ton for inventoried potash products at our Wendover facility was higher than our forecasted average net realizable sales price per ton for those products. We recorded $1.3 million in lower of cost or net realized value inventory adjustments in the potash segment during the three months ended March 31, 2025.
Our potash segment gross margin increased $0.6 million in the three months ended March 31, 2026, compared to the same period in 2025, mainly due to an increase in our potash average net realized sales price per ton.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Agricultural	83%	83%
Industrial	3%	1%
Feed	14%	16%

Trio® Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2026	2025
Sales[1]	$52,538	$49,842
Less: Freight costs	11,244	11,764
Warehousing and handling costs	2,137	1,779
Cost of goods sold	24,319	25,865
Gross Margin	$14,838	$10,434
Depreciation, depletion, and amortization incurred[2]	$959	$844

Sales volumes (in tons)	106	110
Production volumes (in tons)	69	63

Average Trio® net realized sales price per ton[3]	$387	$345
1 Sales include sales of byproducts which were $0.3 million and $0.2 million for the three months ended March 31, 2026, and 2025, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2026, and 2025
Trio® segment sales increased 5% during the three months ended March 31, 2026, compared to the same period in 2025. Trio® sales increased $2.6 million, combined with an increase of $0.1 million in Trio® segment byproduct sales. Trio® sales increased due to an increase of 12% in our Trio® average net realized sales price per ton for the three months ended March 31, 2026, compared to the same period in 2025, due to continued supportive prices of the individual nutrient components of Trio®, particularly sulfate and potassium. The increase in Trio® sales during the three months ended March 31, 2026, compared to the same period in 2025, was partially offset by a 4% decrease in tons of Trio® sold. Customers entered 2026 with slightly more inventory on hand following our successful fall fill program announced in late October 2025.
Trio® freight costs decreased 4% during the three months ended March 31, 2026, compared to the same period in 2025, as we sold 4% fewer tons. Our Trio® freight expense is also impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 6% during the three months ended March 31, 2026, compared to the same period in 2025, mainly due to selling 4% fewer tons. In addition, increased Trio® tons produced over the past twelve months lowered our per ton production costs, which lowered our Trio® weighted average carrying cost per ton. A significant portion of our production costs is fixed, and an increase in tons produced lowers our per ton production costs.
Our Trio® segment generated gross margin of $14.8 million in the three months ended March 31, 2026, compared to gross margin of $10.4 million in the same period in 2025, mainly due to the increase in our Trio® average net realized sales price per ton and continued improvement in our Trio® cost of goods sold per ton.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three months ended March 31, 2026, and 2025.

	United States	Export
For the Three Months Ended March 31, 2026	83%	17%

For the Three Months Ended March 31, 2025	91%	9%

Corporate and Other

	Three Months Ended March 31,
(in thousands)	2026	2025
Sales	$28	$1,108
Less: Freight costs	—	(59)
Less: Cost of goods sold	261	783
Gross (Deficit) Margin	$(233)	$384
Depreciation, depletion, and amortization incurred	$556	$761

Three Months Ended March 31, 2026, and 2025
     In March 2026, our Board approved the sale of our Intrepid South business. As of March 31, 2026, we determined the Intrepid South business met the criteria for held for sale and discontinued operations. The financial results from the Intrepid South business were included in and represented the majority of activity in our oilfield solutions segment. The sale of Intrepid South closed on April 1, 2026, and we received $70 million, subject to normal adjustments to be determined within 120 days of the sale closing. Because the sale of our Intrepid South business is classified as discontinued operations, our oilfield solutions segment is no longer considered a reportable segment. See Note 3 to the Condensed Consolidated Financial Statements for further information.
Our other nonreportable segment for the three months ended March 31, 2026, and 2025, includes the sale of water from our Caprock water rights. Cost of goods sold represents costs associated with selling water from our Caprock water rights, most of which is the related depreciation of water transportation infrastructure.

Specific Factors Affecting Our Results
Sales
    Our gross sales are derived from the sales of potash, Trio®, water, salt, magnesium chloride, and brine water. Total sales are determined by the quantities of products we sell and the sales prices we realize. For potash, Trio®, and salt, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. We incur freight costs on most of our potash, Trio® and salt sales, but some customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. When we calculate our potash and Trio® average net realized sales price per ton, we deduct any freight costs included in sales before dividing by the number of tons sold. We believe the deduction of freight costs provides a more representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Freight rates have been increasing, and if we are unable to pass the increased freight costs on to the customer, our average net realized sales price per ton is negatively affected. We manage our sales and marketing operations centrally, and we work to achieve the highest average net realized sales price per ton we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
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
    Our production costs per ton are also impacted when our production levels change due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, and downtime. Because all of our potash is produced using solar evaporation, weather has a significant impact on our potash production. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local region where we compete for labor with another fertilizer company, companies in the oil and gas industry, and a nuclear waste processing and storage facility.
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three months ended March 31, 2026, our average royalty rate for potash and Trio® combined sales (less combined freight expenses) was 4.4%. For the three months ended March 31, 2025, our average royalty rate for potash and Trio® sales combined (less combined freight expenses) was 4.8%.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate from continuing operations for the three months ended March 31, 2026, was 0.9%. Our effective tax rate from continuing operations differed from the statutory rate during this period due to the valuation allowance established to offset our deferred tax assets. Our effective tax rate from continuing operations for the three months ended March 31, 2025, was 2.2%. Our effective tax rate from continuing operations differed from the statutory rate during this period due to the valuation allowance established offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2026, we incurred $0.1 million of income tax expense from continuing operations. For the three months ended March 31, 2025, we incurred $0.1 million of income tax expense from continuing operations.
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

Capital Investments
    During the three months ended March 31, 2026, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $5.1 million.
We expect to make capital investments in 2026 of $40 million to $50 million, with the majority of this being sustaining capital. We may adjust our investment plans as our expectations for 2026 change. We anticipate our 2026 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $99.3 million, compared to $83.5 million at December 31, 2025. The increase in our cash balance during the first three months of 2026 was due primarily to increased potash and Trio® segment sales.
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
The following summarizes our cash flow activity from continuing operations for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by continuing operating activities	$21,334	$6,768
Cash flows used in continuing investing activities	(5,124)	(7,164)
Cash flows used in continuing financing activities	$(2,291)	$(887)

Operating Activities
Net cash provided by operating activities through March 31, 2026, was $21.3 million, an increase of $12.3 million compared with the first three months of 2025, mainly due to the increase in sales during the first three months of 2026, compared to the same period in 2025.
Investing Activities
    Net cash used in investing activities decreased by $2.0 million in the first three months of 2026, compared with the same period in 2025, due to a decrease in capital spending partially offset by a decrease in cash proceeds from the sale of assets.
Financing Activities

Revolving Credit Facility—In March 2026, we and certain of our subsidiaries entered into the Successor Agent Amendment and Third Amendment to the Restated Credit Agreement (the "Third Amendment") with a syndicate of lenders, Bank of Montreal, as original administrative agent, and BMO Bank N.A., as successor administrative agent, which amended certain terms of the Amended and Restated Credit Agreement, dated August 1, 2019 (as amended, the "Credit Agreement").
Pursuant to the Third Amendment, the Credit Agreement was amended to, among other things, (i) appoint such duties, rights, and obligations of the Administrative Agent (as defined in the Credit Agreement) to BMO Bank N.A., (ii) extend the maturity date of the Credit Agreement to March 30, 2031, (iii) amend certain provisions relating to dispositions to facilitate the sale of Intrepid South, and (iv) update certain other provisions, including financial covenants, to be more favorable to the Company. The amount available under the Third Amendment remains the same at $150 million.
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
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2026, we made no borrowings and made no repayments under the revolving credit facility. During the three months ended March 31, 2025, we made no borrowings and made no repayments under the revolving credit facility. As of March 31, 2026, and December 31, 2025, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of April 30, 2026, we had approximately $173.5 million in cash and cash equivalents and no borrowings under the revolving credit facility. We have $150.0 million of remaining availability under the revolving credit facility as of April 30, 2026.
As of March 31, 2026, we were in compliance with all applicable covenants under the revolving credit facility.
     Share Repurchase Program—In February 2022, our Board approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. For the three months ended March 31, 2026, we did not repurchase any shares under the share repurchase program. We repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022, with approximately $13 million remaining available under the repurchase program authorization.

Critical Accounting Policies and Estimates
    Our Annual Report on Form 10-K for the year ended December 31, 2025, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have not made any significant changes to our critical accounting policies since December 31, 2025.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026		2025
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$46,119	$52,538	$43,577	$49,842
Less: Segment byproduct sales	4,189	264	6,254	164
Freight costs	4,830	11,244	5,137	11,764
Subtotal	$37,100	$41,030	$32,186	$37,914

Divided by:
Tons sold	105	106	103	110
Average net realized sales price per ton	$353	$387	$312	$345

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2025, describes our exposure to market risk. There have been no material changes to our market risk exposure since December 31, 2025.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and interim principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our principal executive officer and our interim principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
    Our management, including our principal executive officer and our interim principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Intrepid have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
    For information regarding litigation, other disputes and regulatory proceedings see Part I - Item 1. Financial Statements, Note 15 - Commitments and Contingencies.

ITEM 1A.RISK FACTORS
    Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025. Except as set forth below, there have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs(2)
January 1, 2026 through January 31, 2026	—	—	—	$12,987,860
February 1, 2026 through February 28, 2026	—	—	—	12,987,860
March 1, 2026 through March 31, 2026	27,294	$43.18	—	12,987,860
Total	27,294	$43.18	—	$12,987,860
1 Represents shares of common stock we withheld to cover withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the remaining dollar amount available to repurchase shares of common stock under the $35 million share repurchase program approved by the Board in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We did not repurchase any shares under the share repurchase program during the three months ended March 31, 2026, and we may suspend or discontinue the share repurchase program at any time.

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

ITEM 5.OTHER INFORMATION
    During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit No.	Description
2.1#	Asset Purchase Agreement, dated April 1, 2026, by and among Intrepid Potash-New Mexico, LLC and HydroSource Logistics, LLC. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 2, 2026).

10.1#
Successor Agent Agreement and Third Amendment to Amended and Restated Credit Agreement, dated March 30,2026, by and among Intrepid Potash, Inc., the subsidiaries party thereto, the lenders party thereto, Bank of Montreal, as original administrative agent and BMO BANK N.A., as successor administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Interim Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	Inline XBRL Instance Document (Note that the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Extension Label Linkbase Document.*

101.PRE	Inline XBRL Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Extension Definition Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*        Filed herewith.
**    Furnished herewith.
#        Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: May 7, 2026	/s/ Kevin S. Crutchfield
Kevin S. Crutchfield - Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2026	/s/ Cris Ingold
Cris Ingold - Chief Accounting Officer (Interim Principal Financial Officer)