Form 10-Q
period 2026-06-30
Intrepid Potash, Inc.
filed 2026-08-05
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	June 30, 2026
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of July 31, 2026, the registrant had outstanding 13,456,674 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$184,994	$83,537
Accounts receivable:
Trade, net	18,976	31,979
Other receivables, net	86	159
Inventory, net	104,881	112,191
Prepaid expenses and other current assets	4,158	5,312
Assets held for sale	—	59,154
Total current assets	313,095	292,332

Property, plant, equipment, and mineral properties, net	295,412	298,756
Water rights	2,311	2,311
Long-term parts inventory, net	30,222	31,506
Long-term investments	168	179
Other assets, net	8,712	7,095
Total Assets	$649,920	$632,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$10,539	$9,656
Accrued liabilities	13,059	10,456
Accrued employee compensation and benefits	9,607	12,481
Other current liabilities	16,249	19,811
Liabilities held for sale	—	3,370
Total current liabilities	49,454	55,774

Asset retirement obligation, net of current portion	39,930	38,452
Operating lease liabilities	1,067	1,550
Finance lease liabilities	2,176	1,741
Deferred other income, long-term	42,105	43,233
Total Liabilities	134,732	140,750
Commitments and Contingencies
Common stock, $0.001 par value; 40,000,000 shares authorized;
13,207,226 and 13,131,663 shares outstanding
at June 30, 2026, and December 31, 2025, respectively	14	14
Additional paid-in capital	675,061	674,297
Accumulated deficit	(137,875)	(160,870)
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	515,188	491,429
Total Liabilities and Stockholders' Equity	$649,920	$632,179
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$66,685	$67,536	$165,370	$162,063
Less:
Freight costs	11,050	11,011	27,780	28,502
Warehousing and handling costs	3,046	3,114	6,890	6,604
Cost of goods sold	35,670	40,631	95,287	99,521
Lower of cost or net realizable value inventory adjustments	270	419	1,092	1,754
Gross Margin	16,649	12,361	34,321	25,682

Selling and administrative	10,022	8,925	21,295	18,080
Accretion of asset retirement obligation	777	650	1,553	1,299
Impairment of long-lived assets	—	1,204	—	1,866
Gain on sale of assets	(6)	(1,262)	(34)	(1,422)
Other operating income	(1,129)	(1,222)	(2,289)	(2,505)
Other operating expense	5,922	2,654	6,508	3,250
Operating Income	1,063	1,412	7,288	5,114

Other Income (Expense)
Equity in loss of unconsolidated entities	(11)	(232)	(11)	(232)
Interest expense, net	—	(66)	—	(171)
Interest income	1,327	651	1,994	1,026
Other income (expense)	73	(354)	121	(820)
Income from Continuing Operations Before Income Taxes	2,452	1,411	9,392	4,917

Income tax expense	57	35	116	113
Net Income from Continuing Operations	$2,395	$1,376	$9,276	$4,804
Net Income from Discontinued Operations, Net of Tax	13,182	1,887	13,719	3,065
Net Income	$15,577	$3,263	$22,995	$7,869

Net income per share:
Continuing operations - Basic	$0.18	$0.10	$0.70	$0.37
Discontinued operations - Basic	$1.00	$0.15	$1.04	$0.24
Net income - Basic	$1.18	$0.25	$1.74	$0.61

Continuing operations - Diluted	$0.18	$0.10	$0.70	$0.37
Discontinued operations - Diluted	$0.99	$0.15	$1.03	$0.23
Net income - Diluted	$1.17	$0.25	$1.73	$0.60

Weighted Average Shares Outstanding:
Basic	13,195	12,985	13,168	12,951
Diluted	13,272	13,174	13,280	13,131

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Six-Month Period Ended June 30, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	13,131,663	$14	$(22,012)	$674,297	$(160,870)	$491,429
Net income	—	—	—	—	22,995	22,995
Stock-based compensation	—	—	—	2,021	—	2,021
Exercise of stock options	1,395	—	—	14	—	14
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	74,168	—	—	(1,271)	—	(1,271)
Balance, June 30, 2026	13,207,226	$14	$(22,012)	$675,061	$(137,875)	$515,188

	Three-Month Period Ended June 30, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2026	13,186,538	$14	$(22,012)	$673,647	$(153,452)	$498,197
Net income	—	—	—	—	15,577	15,577
Stock-based compensation	—	—	—	1,505	—	1,505
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	20,688	—	—	(91)	—	(91)
Balance, June 30, 2026	13,207,226	$14	$(22,012)	$675,061	$(137,875)	$515,188

	Six-Month Period Ended June 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	12,908,078	$14	$(22,012)	$668,445	$(172,055)	$474,392
Net income	—	—	—	—	7,869	7,869
Stock-based compensation	—	—	—	2,394	—	2,394
Exercise of stock options	3,681	—	—	38	—	38
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	90,411	—	—	(856)	—	(856)
Balance, June 30, 2025	13,002,170	$14	$(22,012)	$670,021	$(164,186)	$483,837

	Three-Month Period Ended June 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2025	12,961,175	$14	$(22,012)	$668,900	$(167,449)	$479,453
Net income	—	—	—	—	3,263	3,263
Stock-based compensation	—	—	—	1,294	—	1,294
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	40,995	—	—	(173)	—	(173)
Balance, June 30, 2025	13,002,170	$14	$(22,012)	$670,021	$(164,186)	$483,837

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$22,995	$7,869
Income from discontinued operations, net of tax	(13,719)	(3,065)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	19,251	18,802
Accretion of asset retirement obligation	1,553	1,299
Amortization of deferred financing costs	164	151
Stock-based compensation	2,021	2,394
Lower of cost or net realizable value inventory adjustments	1,092	1,754
Impairment of long-lived assets	—	1,866
Gain on disposal of assets	(34)	(1,422)
Allowance for parts inventory obsolescence	598	2,041
Loss on equity investment	—	888
Equity in loss of unconsolidated entities	11	232
Changes in operating assets and liabilities:
Trade accounts receivable, net	13,179	(53)
Other receivables, net	72	(1,079)
Inventory, net	6,903	11,418
Prepaid expenses and other current assets	59	809
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(2,042)	(1,564)
Operating lease liabilities	(499)	(490)
Deferred other income	(1,128)	(1,128)
Other liabilities	4,863	2,167
Net cash provided by operating activities of continuing operations	55,339	42,889
Net cash provided by operating activities of discontinued operations	2,193	7,971
Net cash provided by operating activities	57,532	50,860

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(13,593)	(11,087)
Proceeds from sale of assets	9	1,357
Proceeds from redemptions/maturities of investments	—	1,000
Other investing, net	—	2,129
Net cash used in investing activities of continuing operations	(13,584)	(6,601)
Net cash provided by investing activities of discontinued operations	60,323	803
Net cash provided by (used in) investing activities	46,739	(5,798)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended June 30,
	2026	2025
Cash Flows from Financing Activities:
Payments of financing lease	(869)	(500)
Capitalized debt fees	(683)	—
Employee tax withholding paid for restricted stock upon vesting	(1,271)	(856)
Proceeds from exercise of stock options	14	38
Net cash used in financing activities	(2,809)	(1,318)

Net Change in Cash, Cash Equivalents and Restricted Cash	101,462	43,744
Cash, Cash Equivalents and Restricted Cash, beginning of period	84,135	41,898
Cash, Cash Equivalents and Restricted Cash, end of period	$185,597	$85,642

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$241	$225
Income taxes	$119	$214
Amounts included in the measurement of operating lease liabilities	$589	$848
Accrued purchases for property, plant, equipment, and mineral properties	$3,652	$2,858
Right-of-use assets exchanged for operating lease liabilities	$—	$2,185
Right-of-use assets exchanged for financing lease liabilities	$1,063	$524

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
We owned land, water rights, federal grazing leases, and other related assets in southeast New Mexico, which we collectively referred to as "Intrepid South." Intrepid South generated revenue primarily from sales of various oilfield related products and services, including water, brine, surface use and right-of-way agreements, a produced water royalty agreement, and caliche.
In March 2026, our Board of Directors ("Board") approved the sale of Intrepid South, and we determined that the business met the criteria for classification as held for sale and discontinued operations. We received aggregate consideration of $70.0 million related to the transaction, consisting of an $8.0 million deposit received in December 2025 and a $62.0 million payment received at closing on April 1, 2026. Following customary adjustments and the satisfaction of closing conditions, the final sales price was $68.9 million. As a result of the transaction, we recorded a gain on sale in discontinued operations, net of taxes, of $13.2 million during the three months ended June 30, 2026.
We currently have two reportable segments: potash and Trio®. Through December 31, 2025, our oilfield solutions segment was also a reportable segment. Following the sale of Intrepid South, the oilfield solutions segment is no longer reported as a reportable segment, and all prior-period segment disclosures presented in this Quarterly Report on Form 10-Q have been recast to conform to the current presentation.
Byproduct sales are reported as revenue in the potash or Trio® segment based on which segment generates the byproduct. Intersegment sales prices are market based and eliminated in consolidation.
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

Note 3— DISCONTINUED OPERATIONS
In March 2026, our Board approved the sale of Intrepid South, and the accounting criteria for classification as held for sale and discontinued operations were met. The sale closed on April 1, 2026. As a result, Intrepid South assets and liabilities are reported as held for sale as of December 31, 2025, and Intrepid South results of operations are reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026, and 2025. The assets and liabilities held for sale were not measured at fair value as the expected selling price exceeded their net carrying value.
The table below presents the assets and liabilities held for sale (amounts in thousands):

December 31, 2025
Accounts receivable	$1,797
Inventory	114
Prepaid expenses and other current assets	43
Property, plant, equipment, and mineral properties, net	36,017
Water rights	16,873
Other long term assets	4,310
Assets held for sale	$59,154

Accounts payable	$188
Accrued liabilities	140
Accrued employee compensation and benefits	170
Contract liability - current portion	753
Asset retirement obligations	389
Long term contract liability	1,730
Liabilities held for sale	$3,370

The following table presents the results of discontinued operations for the three and six months ended June 30, 2026, and 2025 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$—	$3,936	$2,366	$7,169
Less: cost of goods sold	—	2,010	1,823	3,962
Gross Margin	—	1,926	543	3,207

Selling and administrative	—	48	—	48
Accretion of asset retirement obligation	—	8	9	16
Gain on sale of assets	—	(12)	(3)	(34)
Other operating income	—	—	—	(1)
Gain on sale of discontinued operations	(13,263)	—	(13,263)	—
Net income of discontinued operations before income tax	13,263	1,882	13,800	3,178
Income tax (expense) benefit	(81)	5	(81)	(113)
Net income of discontinued operations, net of tax	$13,182	$1,887	$13,719	$3,065

Contract Balances: Customers generally pay the total amount due under surface use agreements when the agreement is executed. Depending on the nature of the performance obligations in the various surface use agreements, revenue may be recognized at a point in time or over time. Our contract liabilities (sometimes referred to in practice as deferred revenue) represent the amount of cash we received from customers under surface use agreements at Intrepid South where the associated revenue is being recognized over time.
Under the terms of the Intrepid South sales agreement, we retained one-half of the $2.4 million contract liability balance as of March 31, 2026, and was included in the gain on the sale of Intrepid South, and the remaining one-half of the contract liability balance was included as an adjustment to the final sales price.
As of December 31, 2025, we had total contract liabilities of $2.5 million, of which $0.8 million was current and included in "Liabilities held for sale" on the Condensed Consolidated Balance Sheets.
Deferred revenue activity during the three and six months ended June 30, 2026, and 2025, and the ending contract liability balances at the end of each of those periods is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$2,377	$2,427	$2,483	$2,431
Additions	—	496	123	872
Recognized as revenue during period	—	(333)	(229)	(713)
Liability extinguished upon sale of discontinued operations	(2,377)	—	(2,377)	—
Ending Balance	$—	$2,590	$—	$2,590

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income from Continuing Operations	$2,395	$1,376	$9,276	$4,804
Net Income from Discontinued Operations, Net of Tax	13,182	1,887	13,719	3,065
Net Income	$15,577	$3,263	$22,995	$7,869

Basic weighted-average common shares outstanding	13,195	12,985	13,168	12,951
Add: Dilutive effect of restricted stock	66	128	104	125
Add: Dilutive effect of stock options	—	60	—	54
Add: Dilutive effect of restricted stock units	11	1	8	1
Diluted weighted-average common shares outstanding	13,272	13,174	13,280	13,131

Net income per share:
Continuing operations - Basic	$0.18	$0.10	$0.70	$0.37
Discontinued operations - Basic	$1.00	$0.15	$1.04	$0.24
Net income - Basic	$1.18	$0.25	$1.74	$0.61

Continuing operations - Diluted	$0.18	$0.10	$0.70	$0.37
Discontinued operations - Diluted	$0.99	$0.15	$1.03	$0.23
Net income - Diluted	$1.17	$0.25	$1.73	$0.60

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-dilutive effect of restricted stock	93	6	55	20

Anti-dilutive effect of stock options outstanding	—	156	—	156

Anti-dilutive effect of restricted stock units outstanding	243	196	222	161

Note 5— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the Condensed Consolidated Statements of Cash Flows are included in the following accounts at June 30, 2026, and 2025 (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$184,994	$85,049
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	578	568
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$185,597	$85,642

Restricted cash included in other current and long-term assets on the Condensed Consolidated Balance Sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the states of Utah and New Mexico, as security to fund future reclamation obligations at our sites.

Note 6— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Finished goods product inventory	$54,168	$63,893
In-process inventory	34,376	32,744
Total product inventory	88,544	96,637
Current parts inventory, net	16,337	15,554
Total current inventory, net	104,881	112,191
Long-term parts inventory, net	30,222	31,506
Total inventory, net	$135,103	$143,697

Parts inventory is shown net of estimated allowances for obsolescence of $1.5 million as of June 30, 2026, and December 31, 2025.

Note 7 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$519	$519
Ponds and land improvements	88,117	87,881
Mineral properties and development costs	157,649	155,221
Buildings and plant	99,010	97,924
Machinery and equipment	332,882	324,327
Vehicles	8,507	8,061
Office equipment and improvements	9,497	10,000
Operating lease ROU assets	3,181	3,181
Construction in progress	15,718	13,925
Total property, plant, equipment, and mineral properties, gross	$715,080	$701,039
Less: accumulated depreciation, depletion, and amortization	(419,668)	(402,283)
Total property, plant, equipment, and mineral properties, net	$295,412	$298,756

During the six months ended June 30, 2026, we did not record any impairment expense. For any Trio® segment capital spending during the six months ended June 30, 2025, we estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and we recorded impairment expense of $1.9 million.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation	$8,358	$7,954	$16,509	$15,909
Depletion	722	643	2,306	2,193
Amortization of right of use assets	220	349	436	700
Total incurred	$9,300	$8,946	$19,251	$18,802

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
For both of the three months ended June 30, 2026, and 2025, we recorded other operating income of $1.1 million from the CDA Amendment. For both of the six months ended June 30, 2026, and 2025, we recorded other operating income of $2.3 million from the CDA Amendment. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable for the amount of the Access Fee that we earned through June 30, 2026, of $5.6 million, which is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the three and six months ended June 30, 2026, and 2025, we reduced the "Deferred other income, long-term" liability recorded on our Condensed Consolidated Balance Sheets.
As of June 30, 2026, we had $2.3 million recorded in "Other current liabilities" and $42.1 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2025, we had $2.3 million recorded in "Other current liabilities" and $43.2 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets.

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
Pursuant to the Third Amendment, the Credit Agreement was amended to, among other things, (i) extend the maturity date of the Credit Agreement to March 30, 2031, (ii) amend certain provisions relating to dispositions to facilitate the sale of Intrepid South, and (iii) update certain other provisions, including financial covenants, to be more favorable to the Company. The amount available under the Third Amendment remains at $150 million.
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
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three and six months ended June 30, 2026, we made no borrowings and made no repayments under the revolving credit facility. During the three and six months ended June 30, 2025, we made no borrowings and made no repayments under the revolving credit facility. As of June 30, 2026, we had no borrowings outstanding and $0.2 million in outstanding letters of credit under this facility. As of December 31, 2025, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of June 30, 2026, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.
    Amounts included in interest expense, net for the three and six months ended June 30, 2026, and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense on finance leases	$67	$54	$128	$110
Commitment fee on unused credit facility	57	57	113	113
Amortization of deferred financing costs	53	76	164	151
Gross interest expense	177	187	405	374
Less capitalized interest	(177)	(121)	(405)	(203)
Interest expense, net	$—	$66	$—	$171

Note 10 — INTANGIBLE ASSETS
    We have water rights, recorded at $2.3 million as of June 30, 2026, and December 31, 2025. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The net book value of finite-lived intangible assets is immaterial as of June 30, 2026, and December 31, 2025, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset retirement obligation, at beginning of period	$39,228	$33,241	$38,452	$32,592
Liabilities settled	(75)	—	(75)	—
Accretion of discount	777	650	1,553	1,299
Total asset retirement obligation, at end of period	$39,930	$33,891	$39,930	$33,891
Less current portion of asset retirement obligation	$—	$(595)	$—	$(595)
Long-term portion of asset retirement obligation	$39,930	$33,296	$39,930	$33,296

The current portion of the asset retirement obligation, if any, is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of June 30, 2026, and December 31, 2025.

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
Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and six months ended June 30, 2026, and 2025. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended June 30, 2026
Product	Potash Segment	Trio® Segment	Corporate and Other	Total
Potash	$25,221	$—	$—	$25,221
Trio®	—	35,696	—	35,696
Fresh Water	—	—	332	332
Salt	2,160	27	—	2,187
Magnesium Chloride	1,028	—	—	1,028
Brine Water	2,193	—	—	2,193
Other	—	—	28	28
Total Revenue	$30,602	$35,723	$360	$66,685

	Six Months Ended June 30, 2026
Product	Potash Segment	Trio® Segment	Corporate and Other	Total
Potash	$67,151	$—	$—	$67,151
Trio®	—	87,970	—	87,970
Fresh Water	—	—	343	343
Salt	4,459	291	—	4,750
Magnesium Chloride	1,547	—	—	1,547
Brine Water	3,564	—	—	3,564
Other	—	—	45	45
Total Revenue	$76,721	$88,261	$388	$165,370

	Three Months Ended June 30, 2025
Product	Potash Segment	Trio® Segment	Corporate and Other	Total
Potash	$27,799	$—	$(58)	$27,741
Trio®	—	33,192	—	33,192
Fresh Water	—	—	266	266
Salt	3,169	20	—	3,189
Magnesium Chloride	1,623	—	—	1,623
Brine Water	1,403	—	—	1,403
Other	—	—	122	122
Total Revenue	$33,994	$33,212	$330	$67,536

	Six Months Ended June 30, 2025
Product	Potash Segment	Trio® Segment	Corporate and Other	Total
Potash	$65,122	$—	$(117)	$65,005
Trio®	—	82,870	—	82,870
Fresh Water	—	—	1,355	1,355
Salt	6,304	184	—	6,488
Magnesium Chloride	2,771	—	—	2,771
Brine Water	3,374	—	—	3,374
Other	—	—	200	200
Total Revenue	$77,571	$83,054	$1,438	$162,063

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
As of June 30, 2026, approximately 0.6 million shares remained available for issuance under the Plan.
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
Restricted Shares
During the three and six months ended June 30, 2026, and 2025, the Compensation Committee granted RSAs to non-employee members of our Board, executives and other key employees that contain service conditions. RSAs granted to non-employee Board members vest over one year and RSAs granted to employees vest over three years.
The table below shows the RSA activity for the three and six months ended June 30, 2026, and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Restricted Shares	2026	2025	2026	2025
Beginning shares outstanding	252,644	362,780	287,345	319,035
Shares granted	12,546	16,016	108,333	135,829
Shares vested	(18,466)	(46,667)	(99,240)	(120,863)
Shares forfeited	(10,336)	(20,441)	(60,050)	(22,313)
Ending shares outstanding	236,388	311,688	236,388	311,688
During the six months ended June 30, 2026, the Compensation Committee granted operational performance-based RSUs to executives and certain other key employees which are eligible to vest based upon potash production cost per ton and Trio® production cost per ton for the 2028 calendar year. The operational performance-based RSUs can earn between zero and 200% of the target number of operational performance-based RSUs granted.
During the six months ended June 30, 2025, the Compensation Committee granted operational performance-based RSUs to executives and certain other key employees which are eligible to vest based upon potash production cost per ton for the 2027 calendar year. The operational performance-based RSUs can earn between zero and 200% of the target number of operational performance-based RSUs granted.
The table below shows the operational performance-based RSU activity during the three and six months ended June 30, 2026, and 2025. The operational performance-based RSUs shown in the table below are at the target number of operational performance-based RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
Operational Performance-Based RSUs	2026	2025	2026	2025
Beginning units outstanding	49,975	22,577	21,091	—
Units granted	—	—	31,740	22,577
Units vested	—	—	—	—
Units forfeited	—	(1,485)	(2,856)	(1,485)
Ending units outstanding	49,975	21,092	49,975	21,092
During the six months ended June 30, 2026, the Compensation Committee granted market-based RSUs to executives and certain other key employees. The RSUs granted contain a relative total shareholder return ("TSR") market-based condition (referred to as the "rTSR" awards). The rTSR RSUs are eligible to vest based on our TSR during a three-year period beginning on January 1, 2026 ("2026 award performance period") relative to the TSR during the 2026 award performance period for the individual component companies comprising the Russell 2000 Index on January 1, 2026 ("2026 peer group"). Based on our relative performance against the 2026 peer group, rTSR awards may earn between zero and 200% of the target number of RSUs granted.
During the six months ended June 30, 2025, the Compensation Committee granted market-based RSUs to certain executives and certain other key employees. The RSUs granted both rTSR awards and an absolute TSR market-based condition (referred to as the "aTSR" awards). The rTSR RSUs are eligible to vest based on our TSR during a three-year period beginning on the grant date of the rTSR award ("2025 award performance period") relative to the TSR during the 2025 award performance period for the individual component companies comprising the Russell 2000 Index on the grant date ("2025 peer group"). Based on our relative performance against the 2025 peer group, rTSR awards may earn between zero and 200% of the target number of RSUs granted.
The aTSR RSUs are eligible to vest based on the achievement of certain total price thresholds during a three-year period beginning on the grant date. Once a price threshold is met, one-half of the total RSUs earned for meeting that price threshold vest immediately and one-half of the total RSUs earned vests on the one-year anniversary date of meeting the price threshold.
The table below shows the market-based RSU activity during the three and six months ended June 30, 2026, and 2025. Market-based RSUs shown in the table below are at the maximum number that can be earned:

	Three Months Ended June 30,		Six Months Ended June 30,
Market-based RSUs	2026	2025	2026	2025
Beginning units outstanding	208,134	174,447	174,495	111,285
Units granted	—	8,848	42,324	72,010
Units vested	(4,574)	—	(4,574)	—
Units forfeited	—	(4,736)	(8,685)	(4,736)
Ending units outstanding	203,560	178,559	203,560	178,559
The Compensation Committee has not granted any stock options since 2018. The table below shows the summary of all non-qualified stock option activity during the six months ended June 30, 2026, and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-qualified Stock Options	2026	2025	2026	2025
Beginning outstanding	—	269,525	1,395	273,206
Granted	—	—	—	—
Exercised	—	—	(1,395)	(3,681)
Forfeited	—	—	—	—
Expired	—	—	—	—
Ending outstanding	—	269,525	—	269,525

    Total share-based compensation expenses were $1.5 million and $1.3 million for the three months ended June 30, 2026, and 2025, respectively, and $2.0 million and $2.4 million, for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, we had $10.6 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.6 years.

Note 14 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, as well as permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
    Our effective tax rate for continuing operations for the three and six months ended June 30, 2026, was 2.3% and 1.2%, respectively. Our effective tax rate differed from the statutory rate during this period due to changes in the valuation allowance established to offset our deferred tax assets. Our effective tax rate for continuing operations for the three and six months ended June 30, 2025, was 2.5% and 2.3%, respectively. Our effective tax rate differed from the statutory rate during this period due to changes in the valuation allowance established to offset our deferred tax assets.
Note 15 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2026, and December 31, 2025, we had $38.4 million and $30.1 million, respectively, of security placed principally with the Bureau of Land Management ("BLM") and the states of Utah and New Mexico for reclamation of our various facilities. As of June 30, 2026, $0.6 million consisted of long-term restricted cash deposits and $37.8 million was secured by surety bonds insured by an insurer. As of December 31, 2025, $0.6 million consisted of long-term restricted cash deposits and $29.5 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the Condensed Consolidated Balance Sheets and the surety bonds are held in place by an annual fee paid to the issuer.
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
In December 2025, we agreed to pay $4.0 million to settle the matter and to dismiss all current and future claims arising from this matter against us. We recorded an estimated liability of $4.0 million as of December 31, 2025. The settlement remains subject to customary conditions, including final approval by the court following notice to the putative class and a fairness hearing. There can be no assurance that the court will grant final approval or that appeals will not be filed.
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
Given the NMSC’s decision, we will have to repay for the water sold under preliminary and emergency authorizations. The OSE has indicated they are seeking repayment of approximately 9,600 acre-feet of water. Repayment is customarily made in-kind over a period of time. If we are not able to repay in-kind with water rights we own due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment.
Based on our current assessment, we estimate that costs to satisfy our repayment and other obligations related to this matter will be approximately $5.0 million. Accordingly, during the three months ended June 30, 2026, we recorded a $5.0 million loss contingency associated with this legal matter. However, the ultimate cost of resolving the Pecos River water repayment matter could be significantly higher than our current estimate, depending on the timing and form of the required water repayment. As a result, the final resolution of this matter could have a material adverse effect on our financial condition, results of operations, or cash flows.
Other Legal Contingencies
In May 2025, we reported to the State of New Mexico that we had an unpermitted discharge of brine at our HB facility. We recorded an estimated liability of $2.2 million related to the potential penalties we may incur related to this unpermitted discharge. The State of New Mexico may require us to perform remediation activities related to this incident. Given the nature and location of the discharge, we have recorded an estimated environmental liability of $0.1 million for any required environmental remediation activities based on our estimate of the costs associated with expected required environmental remediation activities. However, our estimate of any required remediation costs related to the unpermitted discharge could change significantly and could have a material adverse effect on our financial condition, results of operations, or cash flows, if we are required to perform more substantial and costly remediation activities than we currently expect to perform.
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
We have estimated total contingent liabilities recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheets of $12.3 million as of June 30, 2026. In addition to the amounts accrued for the class action claim, the Pecos water rights matter, the unpermitted discharge penalty and the estimated related environmental remediation expenses discussed above, we also have accrued a contingent liability of $1.0 million for various other items.
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
Cash Equivalents—As of June 30, 2026, we had cash equivalents of $6.0 million. As of December 31, 2025, we had cash equivalents of $5.9 million.
Held-to-Maturity Debt Investments—As of March 31, 2025, we owned debt investment securities classified as held-to-maturity because we had the intent and ability to hold these investments to maturity. Our held-to-maturity debt investments consisted of U.S government issued bonds. These held-to-maturity debt securities were carried at amortized cost. During the six months ended June 30, 2025, all of our held-to-maturity debt investments matured and as of June 30, 2026, we did not own any debt investment securities.
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

Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of June 30, 2026, and December 31, 2025. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. Because the investment is accounted for under the equity method, fair value disclosures required under ASC 820 do not apply. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For both the three and six months ended June 30, 2026, our proportional share of Ovation's loss was immaterial. For both the three and six months ended June 30, 2025, our proportional share of Ovation's loss was $0.2 million.

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

Three Months Ended June 30, 2026	Potash	Trio®	Corporate and Other	Consolidated
Sales	$30,602	$35,723	$360	$66,685
Less: Freight costs	2,591	8,459	—	11,050
Warehousing and handling costs	1,632	1,414	—	3,046
Cost of goods sold	21,191	14,407	72	35,670
Lower of cost or net realizable value inventory adjustments	270	—	—	270
Gross Margin	$4,918	$11,443	$288	$16,649
Depreciation, depletion, and amortization incurred[1]	$7,727	$992	$581	$9,300

Six Months Ended June 30, 2026	Potash	Trio®	Corporate and Other	Consolidated
Sales	$76,721	$88,261	$388	$165,370
Less: Freight costs	8,077	19,703	—	27,780
Warehousing and handling costs	3,339	3,551	—	6,890
Cost of goods sold	56,228	38,726	333	95,287
Lower of cost or net realizable value inventory adjustments	1,092	—	—	1,092
Gross Margin	$7,985	$26,281	$55	$34,321
Depreciation, depletion, and amortization incurred[1]	$16,163	$1,951	$1,137	$19,251

Three Months Ended June 30, 2025	Potash	Trio®	Corporate and Other	Consolidated
Sales	$33,994	$33,212	$330	$67,536
Less: Freight costs	3,660	7,409	(58)	11,011
Warehousing and handling costs	1,818	1,296	—	3,114
Cost of goods sold	23,239	16,421	971	40,631
Lower of cost or net realizable value inventory adjustments	419	—	—	419
Gross Margin (Deficit)	$4,858	$8,086	$(583)	$12,361
Depreciation, depletion, and amortization incurred[1]	$7,302	$871	$773	$8,946

Six Months Ended June 30, 2025	Potash	Trio®	Corporate and Other	Consolidated
Sales	$77,571	$83,054	$1,438	$162,063
Less: Freight costs	9,446	19,173	(117)	28,502
Warehousing and handling costs	3,529	3,075	—	6,604
Cost of goods sold	55,481	42,286	1,754	99,521
Lower of cost or net realizable value inventory adjustments	1,754	—	—	1,754
Gross Margin (Deficit)	$7,361	$18,520	$(199)	$25,682
Depreciation, depletion and amortization incurred[1]	$15,553	$1,715	$1,534	$18,802
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.
The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total sales for reportable segments	$66,685	$67,594	$165,370	$162,180
Elimination of intersegment sales	—	(58)	—	(117)
Total consolidated sales	$66,685	67,536	$165,370	$162,063

Total gross margin for reportable segments	$16,649	$12,361	34,321	$25,682
Elimination of intersegment sales	—	(58)	—	(117)
Elimination of intersegment expenses	—	58	—	117
Unallocated amounts:
Selling and administrative	10,022	8,925	21,295	18,080
Impairment of long-lived assets	—	1,204	—	1,866
Gain on disposal of assets	(6)	(1,262)	(34)	(1,422)
Accretion of asset retirement obligation	777	650	1,553	1,299
Other operating income	(1,129)	(1,222)	(2,289)	(2,505)
Other operating expense	5,922	2,654	6,508	3,250
Equity in loss of unconsolidated entities	11	232	11	232
Interest expense, net	—	66	—	171
Interest income	(1,327)	(651)	(1,994)	(1,026)
Other non-operating (income) expense	(73)	354	(121)	820
Income from continuing operations before income taxes	$2,452	$1,411	$9,392	$4,917

Significant components of cost of goods sold are also provided to our CODM to further evaluate segment performance and are shown below (in thousands):

For the Three Months Ended June 30, 2026	Potash	Trio®	Other	Total
Labor and benefits	$6,997	$6,051	$—	$13,048
Maintenance	1,586	1,853	—	3,439
Utilities and fuel	1,539	784	—	2,323
Operating supplies	1,032	1,941	—	2,973
Depreciation	5,977	703	2	6,682
Other[1]	4,060	3,075	70	7,205
Total cost of goods sold	$21,191	$14,407	$72	$35,670

For the Six Months Ended June 30, 2026	Potash	Trio®	Other	Total
Labor and benefits	$18,648	$16,381	$—	$35,029
Maintenance	4,298	5,208	—	9,506
Utilities and fuel	4,331	2,314	—	6,645
Operating supplies	2,965	5,542	—	8,507
Depreciation	16,139	1,783	58	17,980
Other[1]	9,847	7,498	275	17,620
Total cost of goods sold	$56,228	$38,726	$333	$95,287

For the Three Months Ended June 30, 2025	Potash	Trio®	Other	Total
Labor and benefits	$7,473	$7,000	$—	$14,473
Maintenance	1,756	2,225	—	3,981
Utilities and fuel	1,849	1,054	—	2,903
Operating supplies	1,215	2,324	—	3,539
Depreciation	6,416	783	431	7,630
Other[1]	4,530	3,035	540	8,105
Total cost of goods sold	$23,239	$16,421	$971	$40,631

For the Six Months Ended June 30, 2025	Potash	Trio®	Other	Total
Labor and benefits	$17,678	$18,206	$—	$35,884
Maintenance	4,297	5,541	—	9,838
Utilities and fuel	4,502	2,707	—	7,209
Operating supplies	3,222	6,253	—	9,475
Depreciation	15,151	2,064	829	18,044
Other[1]	10,631	7,515	925	19,071
Total cost of goods sold	$55,481	$42,286	$1,754	$99,521

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
•the impact of global conflicts including the conflict involving Iran and the blockage of the Strait of Hormuz;
•the timing, amount and impact of any repurchases under our stock repurchase program;

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
We owned certain land, water rights, federal grazing leases, and other related assets in southeast New Mexico, which we collectively referred to as "Intrepid South." Intrepid South generated revenue primarily from sales of various oilfield-related products and services, including water, brine, surface use and right-of-way agreements, a produced water royalty agreement, and caliche.
In March 2026, our Board of Directors ("Board") approved the sale of Intrepid South, and we determined that the business met the criteria for classification as held for sale and discontinued operations. We received aggregate consideration of $70.0 million related to the transaction, consisting of an $8.0 million deposit received in December 2025 and a $62.0 million payment received at closing on April 1, 2026. Following customary adjustments and the satisfaction of closing conditions, the final sales price was $68.9 million. As a result of the transaction, we recorded a gain on sale in discontinued operations, net of taxes, of $13.2 million during the three months ended June 30, 2026.
We currently have two reportable segments: potash and Trio®. Through December 31, 2025, our oilfield solutions segment was also a reportable segment. Following the sale of Intrepid South, the oilfield solutions segment is no longer reported as a reportable segment, and all prior-period segment disclosures presented in this Quarterly Report on Form 10-Q have been recast to conform to the current presentation.
We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. Intersegment sales are recorded at market-based prices and eliminated in consolidation.

Significant Business Trends and Activities
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Sale of Intrepid South. In March 2026, our Board of Directors approved the sale of Intrepid South, a component of our business. Intrepid South's assets and liabilities were classified as held for sale, and its results of operations are presented as discontinued operations. On April 1, 2026, we completed the sale of Intrepid South and received gross proceeds of $70.0 million. Following customary adjustments and the satisfaction of closing conditions, the final sales price was $68.9 million. We recorded a gain on sale in discontinued operations, net of tax, of $13.2 million during the three months ended June 30, 2026.
• Tariffs and tensions in the Middle East. The operating environment continues to be affected by evolving trade policies, including tariffs, together with heightened geopolitical tensions in the Middle East. These developments have contributed to higher input costs, increased freight and logistics expenses, volatility in energy markets, supply chain disruptions and broader macroeconomic uncertainty.
• Potash pricing and demand. Our average net realized potash sales price per ton(1) increased to $391 for the three months ended June 30, 2026, from $361 for the same period in 2025, primarily reflecting a higher percentage of sales into feed markets. Potash sales volumes declined 14% compared to the corresponding period in 2025 as demand weakened during the latter half of the quarter amid economic uncertainty resulting from global geopolitical events.
Our average net realized sales price per ton increased to $365 for the six months ended June 30, 2026, from $332 for the corresponding period in 2025. Winter fill program pricing for 2026 was $355 per ton, compared to $315 per ton for the 2025 program. Following the successful completion of the winter fill program, list prices increased by $20 per ton in late January 2026 and by an additional $10 per ton in late April. In June 2026, we launched a summer fill program at $385 per ton, with list prices increasing to $395 per ton upon completion of the program. Customer participation in the summer fill program was good, with customers placing orders covering a considerable portion of their third quarter needs. Potash pricing continues to be supported by healthy agricultural demand, balanced global supply fundamentals, and the recent India contract settlement, which is supportive of U.S. market prices.
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
• Trio® pricing and demand. Our Trio® average net realized sales price per ton(1) increased to $389 for the three months ended June 30, 2026, compared to $368, respectively for the same period in 2025, as pricing for the individual components of Trio® particularly sulfate and potassium remained supportive. Sales volumes in the three months ended June 30, 2026, were unchanged from the same period in 2025, as customers saw value in the individual components of Trio®, particularly sulfate and low chloride potassium.
Our Trio® average net realized sales price per ton increased to $388 during the six months ended June 30, 2026, from $352 in the corresponding period in 2025, reflecting continued favorable market pricing for the individual nutrient components of Trio®, particularly sulfate and potassium.
Supported by favorable demand from customers for remaining spring needs, we increased our list price for Trio® by $15 per ton to $420 per ton in late March 2026. Effective July 1, 2026, we increased our list price for Trio® by an additional $10 per ton, bringing our Trio® list price to $430 per ton. We expect the July price increases to be reflected in spot and rail sales during the third quarter of 2026.

We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of and during the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Byproduct sales. We sell byproducts that are derived from our potash and Trio® operations. Byproduct sales were $5.4 million and $9.9 million, respectively, during the three and six months ended June 30, 2026, compared to $6.2 million, and $12.6 million, respectively, for the same periods of 2025. Byproduct sales decreased in both periods in 2026, compared to 2025, due to lower sales of salt and magnesium chloride.
Byproduct sales of salt and magnesium chloride during the three months and six months ended June 30, 2026, were negatively impacted by the mild winter and historically low snowfall levels across the western U.S., which reduced demand for deicing products and resulted in higher customer inventory levels entering the second quarter. These elevated inventory levels adversely affected shipments during the early part of the second quarter.
• Water sales and other oilfield products and services. Following the sale of Intrepid South, we expect sales of source water and other oilfield products and services to decline substantially during the remainder of 2026, and in future periods. Excluding Intrepid South, sales of other oilfield products totaled $0.4 million during the six months ended June 30, 2026, compared to total oilfield services sales of $8.7 million during the corresponding 2025 period, which primarily reflected the contribution of Intrepid South prior to its sale.
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
• HB AMAX Cavern. Last July, we successfully drilled a sample well into one of the lowest sections of the AMAX mine; unfortunately, the brine pool that we anticipated encountering based on our imaging was not present. Given this outcome, we are continuing our evaluation of options to pursue an injection well and pipeline that would connect the AMAX mine to our HB injection system. Timing of construction will depend on further technical review and quantifying permitting requirements. We expect to continue permitting and technical evaluation of AMAX throughout 2026, and we have made the decision to defer additional capital investment until at least 2027.
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

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales[1]	$66,685	$67,536	$165,370	$162,063

Cost of goods sold	$35,670	$40,631	$95,287	$99,521

Gross Margin	$16,649	$12,361	$34,321	$25,682

Selling and administrative	$10,022	$8,925	$21,295	$18,080

Net Income from Continuing Operations	$2,395	$1,376	$9,276	$4,804
Net Income from Discontinued Operations, Net of Tax	$13,182	1,887	13,719	3,065
Net Income	$15,577	$3,263	$22,995	$7,869

Average net realized sales price per ton[2]
Potash	$391	$361	$365	$332
Trio®	$389	$368	$388	$352
1Sales include sales of byproducts which were $5.4 million and $6.2 million for the three months ended June 30, 2026, and 2025, respectively, and $9.9 million and $12.6 million for the six months ended June 30, 2026, and 2025, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended June 30, 2026, and 2025
Sales
Our total sales for the three months ended June 30, 2026, decreased $0.9 million, or 1%, compared to the same period in 2025, as potash segment sales decreased $3.4 million, partially offset by an increase in Trio® segment sales of $2.5 million and an increase of $0.1 million in water sales recorded in the other segment. As noted above, the Intrepid South sale is classified as discontinued operations, and we no longer consider the oilfield solutions segment to be a reportable segment.
Our total potash segment sales decreased $3.4 million during the three months ended June 30, 2026, compared to the same period in 2025. The decrease was driven by a $2.5 million decline in potash sales and a $0.8 million decline in potash segment byproduct sales. The decline in potash sales was primarily due to a 14% decrease in tons of potash sold, partially offset by an 8% increase in our average net realized sales price per ton for potash. Potash tons sold decreased compared to the prior-year period as grower sentiment was pressured by the economic effects of global geopolitical events and incremental demand softened during the latter half of the quarter.
Our Trio® segment sales increased $2.5 million, or 8%, in the three months ended June 30, 2026, compared to the same period in 2025. The increase was driven by a $2.5 million increase in Trio® sales, while Trio® segment byproduct sales were flat. Trio® sales increased due to an increase of 6% in our Trio® average net realized sales price per ton, compared to the same period in 2025, driven by continued supportive pricing for the individual nutrient components of Trio®, particularly sulfate and potassium. Trio® sales volumes were unchanged compared to the prior-year period.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, decreased $0.8 million in the three months ended June 30, 2026, compared to the same period in 2025. The decrease was driven by a $1.0 million decline in salt sales and a $0.6 million decline in magnesium chloride sales, partially offset by a $0.8 million increase in brine sales. Salt and magnesium chloride sales decreased primarily because mild winter weather and historically low snowfall in the western U.S. resulted in customers beginning the second quarter with higher on-hand inventory levels. Brine sales increased due to increased oilfield activities near our mining facilities in New Mexico.
Cost of Goods Sold
Our total cost of goods sold decreased $5.0 million during the three months ended June 30, 2026, compared to the same period in 2025. The decrease was driven by a $2.0 million decrease in our potash segment cost of goods sold, a $2.0 million decrease in our Trio® segment cost of goods, and a $0.9 million decrease in our other nonreportable segment cost of goods sold.
Our potash segment cost of goods sold decreased $2.0 million, or 9%, during the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a 14% decrease in tons of potash sold. In addition, potash tons produced increased 17% compared to the prior-year period. Because a significant portion of our potash production costs are fixed, higher production volumes decreased our per-ton production costs and lowered our weighted-average carrying cost per ton sold.
Our Trio® segment cost of goods sold decreased 12% during the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a lower Trio® weighted average carrying cost per ton sold. The decrease in weighted average carrying cost per ton sold was primarily driven by the mix of products sold as we sold fewer premium tons, which have a higher weighted-average carrying cost. In addition, Trio® production volume was 7% higher during the three months ended June 30, 2026, compared to the same period in 2025, due to the new continuous miner commissioned in early 2026, and ongoing plant optimization projects.
Lower of Cost or Net Realizable Value Inventory Adjustments
During the three months ended June 30, 2026, we incurred $0.3 million of lower of cost or net realizable value inventory adjustments in our potash segment because the weighted-average carrying costs for certain potash products exceeded the expected average net realized sales price for those products. During the three months ended June 30, 2025, we recorded $0.4 million in lower of cost or net realizable value inventory adjustments in our potash segment.
Gross Margin
During the three months ended June 30, 2026, we generated gross margin of $16.6 million compared to gross margin of $12.4 million during the same period in 2025. As discussed above, the increase in gross margin was primarily due to higher average net realized sales prices per ton for both potash and Trio® and lower weighted-average carrying costs for potash and Trio® tons sold.
Selling and Administrative Expenses
    Selling and administrative expenses increased $1.1 million during the three months ended June 30, 2026, compared to the corresponding period in 2025. The increase was primarily driven by higher bonus expense of $0.5 million, employee safety awards of $0.3 million, and increased professional services expense of $0.2 million. The increase in bonus expense reflected stronger performance relative to the metrics underlying incentive compensation programs, while the employee safety awards recognized the Company's outstanding safety record in 2025. Professional services expense increased due to greater use of external consultants.
Impairment Expense
    For the three months ended June 30, 2026, we recorded no impairment expense. For any Trio® segment capital spending during the three months ended June 30, 2025, we estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $1.2 million in the three months ended June 30, 2025.
Discontinued Operations
    In March 2026, our Board approved the sale of our Intrepid South business. The transaction closed on April 1, 2026, and we received gross proceeds of $70 million. Following customary post-closing adjustments and the satisfaction of closing conditions, the final sales prices was $68.9 million. As result of the transaction, we recognized a gain on sale in discontinued operations, net of taxes, of $13.2 million during the three months ended June 30, 2026. See Note 3 to the Condensed Consolidated Financial Statements for further information.
Income Tax Expense
    Income tax expense from continuing operations was approximately $0.1 million during the three months ended June 30, 2026, compared to an immaterial amount during the corresponding period in 2025. Since December 31, 2024, we have maintained a full valuation allowance against our deferred tax assets.
Net Income from Continuing Operations
    We generated net income from continuing operations of $2.4 million during the three months ended June 30, 2026, compared to net income from continuing operations of $1.4 million in the same period in 2025, due to the factors discussed above.

Consolidated Results for the Six Months Ended June 30, 2026, and 2025
Sales
Our total sales increased $3.3 million, or 2%, during the six months ended June 30, 2026, compared to the same period in 2025. The increase was driven by a $5.2 million increase in Trio® segment sales, partially offset by a $0.9 million decrease in potash segment sales and a $1.1 million decrease in water sales. As discussed above, following the sale of Intrepid South, we no longer report oilfield solutions as a reportable segment.
Our Trio® segment sales increased $5.2 million, or 6%, in the six months ended June 30, 2026, compared to the same period in 2025. The increase was driven by a $5.1 million increase in Trio® sales and a $0.1 million increase in Trio® segment byproduct sales. Trio® sales increased primarily due to a 10% increase in our Trio® average net realized sales price per ton, driven by continued supportive pricing for the individual nutrient components of Trio®, particularly sulfate and potassium. The increase in Trio® sales was partially offset by a 3% decrease in tons of Trio® sold.
Our total potash segment sales decreased $0.9 million during the six months ended June 30, 2026, compared to the same period in 2025. Potash segment byproduct sales decreased $2.9 million, primarily due to mild winter weather during the first quarter of 2026, which resulted in customers beginning the second quarter of 2026 with higher inventory levels. The decrease in potash segment byproduct sales was partially offset by a $2.0 million increase in potash, driven primarily by a 10% increase in our potash average net realized sales price per ton, as potash list prices to begin 2026 were higher than to begin 2025. The increase in potash sales was partially offset by 4% decrease in tons of potash sold.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, decreased $2.8 million during the six months ended June 30, 2026, compared to the same period in 2025. The decrease was driven by a $1.7 million decrease in salt sales and a $1.2 million decrease in magnesium chloride sales, partially offset by an increase of $0.2 million in brine sales. Salt and magnesium chloride sales decreased primarily because mild winter weather and historically low snowfall in the western U.S. reduced demand during the three months ended March 31, 2026, and resulted in customers beginning the second quarter with higher inventory levels.
Cost of Goods Sold
For the six months ended June 30, 2026, total cost of goods sold decreased $4.2 million compared to the same period in 2025. This decrease was primarily driven by a $3.6 million decrease in Trio® segment cost of goods sold and a $1.4 million decrease in other nonreportable segment cost of goods sold, partially offset by a $0.7 million increase in potash segment cost of goods sold.
Cost of goods sold in the Trio® segment decreased 8% for the six months ended June 30, 2026, compared to the same period in 2025. This decrease was driven primarily by a 3% decline in Trio® sales volumes and a decline in Trio® weighted average carrying cost per ton sold. The decrease in weighted average carrying cost per ton sold was primarily driven by the mix of products sold as we sold fewer premium tons, which have a higher weighted-average carrying cost. In addition, Trio® production volume was 9% higher during the six months ended June 30, 2026, compared to the same period in 2025, due to the new continuous miner commissioned in early 2026 and ongoing plant optimization projects. Because a significant portion of our Trio® production costs are fixed, higher production volumes decreased our per-ton production costs and lowered our weighted-average carrying cost per ton sold.
Cost of goods sold in the potash segment increased $0.7 million, or 1%, during the six months ended June 30, 2026, compared to the corresponding period in 2025, notwithstanding a 4% decline in potash sales volumes. This increase was primarily attributable to higher production costs, including depreciation and depletion expense.
Cost of goods sold in the nonreportable other segment decreased by $1.4 million, or 81%, during the six months ended June 30, 2026, compared to the corresponding period in 2025. The decrease was primarily attributable to lower water sales from our Caprock water rights, which resulted in a 73% decline in sales within the nonreportable other segment.
Lower of Cost or Net Realizable Value Inventory Adjustments
During the six months ended June 30, 2026, we recorded $1.1 million of lower of cost or net realizable value inventory adjustments in our potash segment, compared to $1.8 million during the corresponding period in 2025. These adjustments were recorded because the weighted-average carrying cost of certain potash products exceeded their estimated net realizable value.
Gross Margin

During the six months ended June 30, 2026, gross margin increased by $8.6 million to $34.3 million, compared to $25.7 million during the corresponding period in 2025. The increase was primarily driven by higher average net realized sales prices per ton for both potash and Trio®.
Selling and Administrative Expenses
    During the six months ended June 30, 2026, selling and administrative expenses increased $3.2 million compared to the corresponding period in 2025. The increase was primarily driven by a $1.4 million increase in severance related costs, a $1.4 million increase in professional services, and a $0.7 million increase in bonus expense, partially offset by a decrease in legal fees. The increase in professional services expense reflected greater use of external consultants, while the increase in bonus expense was attributable to stronger performance relative to the metrics underlying the bonus program.
Impairment Expense
    No impairment expense was recognized during the six months ended June 30, 2026. During the corresponding period in 2025, we recognized impairment expense of $1.9 million related to certain assets within our Trio® segment. The fair value of these assets was estimated using the expected proceeds received in an orderly sale of the assets.
Discontinued Operations
    In March 2026, our Board approved the sale of our Intrepid South business. The transaction closed on April 1, 2026, and we received gross proceeds of $70 million. Following customary post-closing adjustments and the satisfaction of closing conditions, the final sales prices was $68.9 million. As result of the transaction, we recognized a gain on sale in discontinued operations, net of taxes, of $13.2 million during the six months ended June 30, 2026. See Note 3 to the Condensed Consolidated Financial Statements for further information.
Income Tax Expense
    Income tax expense from continuing operations was approximately $0.1 million during each of the six months ended June 30, 2026, and 2025. Since December 31, 2024, we have maintained a full valuation allowance against our deferred tax assets.
Net Income from Continuing Operations
    Net income from continuing operations was $9.3 million during the six months ended June 30, 2026, compared to $4.8 million for the corresponding period in 2025. The increase was primarily driven by the factors discussed above.

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2026	2025	2026	2025
Sales[1]	$30,602	$33,994	$76,721	$77,571
Less: Freight costs	2,591	3,660	8,077	9,446
Warehousing and handling costs	1,632	1,818	3,339	3,529
Cost of goods sold	21,191	23,239	56,228	55,481
Lower of cost or net realizable value inventory adjustments	270	419	1,092	1,754
Gross Margin	$4,918	$4,858	$7,985	$7,361
Depreciation, depletion, and amortization incurred[2]	$7,727	$7,302	$16,163	$15,553

Potash sales volumes (in tons)	59	69	165	172
Potash production volumes (in tons)	52	44	157	137

Average potash net realized sales price per ton[3]	$391	$361	$365	$332
1 Sales include sales of byproducts which were $5.4 million and $6.2 million for the three months ended June 30, 2026, and 2025, respectively, and $9.6 million and $12.4 million for the six months ended June 30, 2026, and 2025, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2026, and 2025
Potash segment sales decreased $3.4 million in the three months ended June 30, 2026, compared to the corresponding period in 2025. The decrease was driven by a $2.5 million decrease in potash sales and a $0.8 million decline in byproduct sales generated by the segment.
Potash sales declined during the three months ended June 30, 2026, compared to the corresponding period in 2025, as a 14% reduction in potash sales volumes more than offset an 8% increase in average net realized sales prices. The increase in average net realized sales price per ton was primarily driven by higher winter fill program pricing, with 2026 program prices exceeding those offered under the 2025 winter fill program by approximately $40 per ton. The favorable pricing environment continued through to the second quarter of 2026.
Byproduct sales within our potash segment decreased $0.8 million during the three months ended June 30, 2026, compared to the corresponding period in 2025. The decrease resulted primarily from lower salt sales of $1.0 million and lower magnesium chloride sales of $0.6 million, partially offset by an increase in brine sales of $0.8 million. Salt and magnesium chloride sales decreased primarily because mild winter weather and historically low snowfall in the western U.S. resulted in customers beginning the second quarter with higher on-hand inventory levels. Brine sales increased due to increased oilfield activities near our mining facilities in New Mexico.
Freight expense within our potash segment decreased 29% in the three months ended June 30, 2026, compared to the corresponding period in 2025, primarily due to lower sales volumes, including a 14% decrease in potash tons sold and a 17% decrease in salt tons sold. Freight expense is also impacted by the geographic mix of sales, the percentage of customers arranging for and paying their own freight costs, and the relative proportion of shipments transported by rail and truck.
Potash segment cost of goods sold decreased by $2.0 million, or 9%, during the three months ended June 30, 2026, compared to the same period in 2025. Lower sales volumes, reflected by a 14% decline in potash tons sold contributed to the decrease in cost of goods sold. This benefit was partially offset by a 5% increase in production costs during the 2026 period.
During the three months ended June 30, 2026, we recognized $0.3 million of lower of cost or net realizable value inventory adjustments in our potash segment, compared to $0.4 million during the corresponding period in 2025. The 2026 adjustment was attributable to the weighted-average carrying cost per ton of certain potash inventory at our Wendover facility exceeding its forecasted net realizable sales value.
Our potash segment gross margin increased $0.1 million in the three months ended June 30, 2026, compared to the same period in 2025, primarily as a result of the factors discussed above.

Six Months Ended June 30, 2026, and 2025
Total sales in the potash segment decreased $0.9 million in the six months ended June 30, 2026, compared to the corresponding period in 2025, as a $2.9 million decrease in potash segment byproduct sales was partially offset by a $2.1 million increase in potash sales.
Our potash sales increased in the six months ended June 30, 2026, compared to the corresponding period in 2025, as a 10% increase in average net realized sales price more than offset a 4% decrease in sales volumes. Average net realized sales prices benefited from higher potash list prices to begin 2026 relative to potash list prices to begin 2025.
Potash segment byproduct sales decreased $2.9 million during the six months ended June 30, 2026, compared to the corresponding period in 2025, reflecting decreases of $1.8 million in salt sales and $1.2 million in magnesium chloride sales, partially offset by a $0.2 million increase in brine sales. Mild winter weather and historically low snowfall in the western U.S. reduced demand for salt and magnesium chloride during the first quarter of 2026, and resulted in higher customer inventory levels entering the second quarter. Increased oil and gas activities near our Carlsbad, New Mexico mining facilities contributed to higher brine sales during the period.
Potash segment freight expense decreased 14% in the six months ended June 30, 2026, compared to the corresponding period in 2025, reflecting lower shipment volumes, including a 4% decrease in potash sales volumes and a 22% decrease in salt sales volumes. Freight expense within the potash segment is also affected by the geographic distribution of sales, the percentage of customers arranging for and paying their own freight costs, and the relative mix of rail and truck transportation.
Potash segment cost of goods sold increased $0.7 million, or 1%, during the six months ended June 30, 2026, compared to the same period in 2025, even though we sold 4% fewer tons of potash in the six months ended June 30, 2026, compared to the same period in 2025. The increase reflects a higher cost per ton sold in 2026, as results for the six months ended June 30, 2025, benefited from greater lower of cost or net realizable value inventory adjustments than those recorded in the current-year period, as discussed below.
During the six months ended June 30, 2026, we recorded lower of cost or net realizable value inventory adjustments of $1.1 million in our potash segment because the weighted average carrying cost per ton for inventoried potash products at our Wendover facility exceeded their forecasted average net realizable sales. This compares to $1.8 million in lower of cost or net realizable value inventory adjustments recorded in the corresponding period in 2025.
Potash segment gross margin increased $0.6 million during the six months ended June 30, 2026, compared to the corresponding period in 2025, due to the factors discussed above.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Agricultural	68%	75%	77%	80%
Industrial	6%	5%	4%	3%
Feed	26%	20%	19%	17%

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2026	2025	2026	2025
Sales[1]	$35,723	$33,212	$88,261	$83,054
Less: Freight costs	8,459	7,409	19,703	19,173
Warehousing and handling costs	1,414	1,296	3,551	3,075
Cost of goods sold	14,407	16,421	38,726	42,286
Gross Margin	$11,443	$8,086	$26,281	$18,520
Depreciation, depletion, and amortization incurred[2]	$992	$871	$1,951	$1,715

Sales volumes (in tons)	70	70	176	181
Production volumes (in tons)	75	70	144	132

Average Trio® net realized sales price per ton[3]	$389	$368	$388	$352
1 Sales include sales of byproducts which were immaterial for both the three months ended June 30, 2026, and 2025, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2026, and 2025, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2026, and 2025
Trio® segment sales increased 8% during the three months ended June 30, 2026, compared to the corresponding period in 2025, primarily due to a $2.5 million increase in Trio® sales, while byproduct sales remained flat. Trio® average net realized sales price per ton increased 6% for the three months ended June 30, 2026, compared to the same period in 2025, due to continued supportive prices of the individual nutrient components of Trio®, particularly sulfate and potassium. Trio® sales volumes were unchanged from the prior-year period.
Trio® freight costs increased 14% during the three months ended June 30, 2026, compared to the corresponding period in 2025, notwithstanding flat sales volumes. The increase was primarily driven by higher fuel surcharge expenses on rail shipments and the geographic distribution of sales. Freight expense within the Trio® segment is also impacted by the percentage of customers arranging for and paying their own freight costs.
Trio® cost of goods sold decreased 12% during the three months ended June 30, 2026, compared to the corresponding period in 2025, notwithstanding flat sales volumes. The decrease was driven by a lower weighted-average carrying cost per ton, reflecting the benefit of higher Trio® production volumes. Trio® production volume was 7% higher during the three months ended June 30, 2026, compared to the same period in 2025, due to the new continuous miner commissioned in early 2026, and ongoing plant optimization projects. Because a significant portion of our production costs is fixed, increased production volumes reduced our per-ton production costs.
Trio® segment gross margin increased to $11.4 million in the three months ended June 30, 2026, from $8.1 million in the corresponding period in 2025, primarily reflecting higher average net realized sales price per ton and lower cost of goods sold per ton.
Six Months Ended June 30, 2026, and 2025
Trio® segment sales increased 6% during the six months ended June 30, 2026, compared to the corresponding period in 2025, driven by a $5.1 million increase in Trio® sales. The increase in Trio® sales primarily reflected a 10% increase in average net realized sales price per ton due to continued supportive prices of the individual nutrient components of Trio®, particularly sulfate and potassium. The benefit of higher pricing was partially offset by a 3% decline in sales volumes.
Trio® freight costs increased 3% during the six months ended June 30, 2026, compared to the same period in 2025, notwithstanding a 3% decline in Trio® sales volumes. Freight expense within the Trio® segment is affected by the geographic distribution of sales and the percentage of customers arranging for and paying their own freight costs.
Trio® cost of goods sold decreased 8% during the six months ended June 30, 2026, compared to the corresponding period in 2025, primarily reflecting lower sales volumes and a reduction in cost per ton sold. The lower cost per ton sold resulted from a decline in the weighted-average carrying cost per ton, as Trio® production volume was 9% higher during the three months ended June 30, 2026, compared to the same period in 2026, due to the new continuous miner commissioned in early 2026 and ongoing plant optimization projects. Because a significant portion of our production costs is fixed, an increase in tons produced lowers our per-ton production costs.
Trio® segment gross margin increased $7.8 million during the six months ended June 30, 2026, compared to the corresponding period in 2025, primarily due to higher average net realized sales prices and lower cost of goods sold per ton, as discussed above.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and six months ended June 30, 2026, and 2025.

	United States	Export
For the Three Months Ended June 30, 2026	93%	7%
For the Six Months Ended June 30, 2026	87%	13%

For the Three Months Ended June 30, 2025	88%	12%
For the Six Months Ended June 30, 2025	90%	10%

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Sales	$360	$330	$388	$1,438
Less: Elimination of freight expenses	—	(58)	—	(117)
Less: Cost of goods sold	72	971	333	1,754
Gross Margin (Deficit)	$288	$(583)	$55	$(199)
Depreciation, depletion, and amortization incurred	$581	$773	$1,137	$1,534

Three And Six Months Ended June 30, 2026, and 2025
     In March 2026, our Board of Directors approved the sale of Intrepid South, a component of our business. Intrepid South's assets and liabilities were classified as held for sale, and its results of operations are presented as discontinued operations. The sale closed on April 1, 2026, and we received gross proceeds of $70.0 million. Following customary post-closing adjustments and the satisfaction of closing conditions, the final sales prices was $68.9 million. As result of the transaction, we recognized a gain on sale in discontinued operations, net of taxes, of $13.2 million during the three and six months ended June 30, 2026. See Note 3 to the Condensed Consolidated Financial Statements for further information.
Our other category, which is not a reportable segment, includes sales of water from out Caprock water rights for the three and six months ended June 30, 2026, and 2025. Cost of goods sold primarily consists of costs associated with selling water from our Caprock water rights, including depreciation expense related to water transportation infrastructure.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and six months ended June 30, 2026, our average royalty rate for potash and Trio® combined sales (less combined freight expenses) was 5.0% and 4.6%, respectively. For the three and six months ended June 30, 2025, our average royalty rate for potash and Trio® sales combined (less combined freight expenses) was 5.2% and 5.0%, respectively.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate from continuing operations for the six months ended June 30, 2026, was 1.2%. Our effective tax rate from continuing operations differed from the statutory rate during this period due to the valuation allowance established to offset our deferred tax assets. Our effective tax rate from continuing operations for the six months ended June 30, 2025, was 2.3%. Our effective tax rate from continuing operations differed from the statutory rate during this period due to the valuation allowance established offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the six months ended June 30, 2026, we incurred $0.1 million of income tax expense from continuing operations. For the six months ended June 30, 2025, we incurred $0.1 million of income tax expense from continuing operations.
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
As of June 30, 2026, we were in a cumulative three-year loss position. The cumulative three-year loss position is significant negative evidence when evaluating the realizability of our deferred tax assets and we have concluded it is more likely than not the deferred tax assets will not be realized. Thus, we continue to have a full valuation allowance as of June 30, 2026. However, if positive evidence trends, such as sustained profitability, were to continue then this conclusion could change. If we were to determine that we would be able to realize our deferred tax assets for which a valuation allowance has been recorded, then an adjustment would be made to the deferred tax valuation allowance which would result in a reduction to the provision for income taxes or the recording of an income tax benefit.

Capital Investments
    During the six months ended June 30, 2026, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $13.6 million.
We expect to make capital investments in 2026 of approximately $40 million, with the majority of this being sustaining capital. We may adjust our investment plans as our expectations for 2026 change. We anticipate our 2026 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $185.0 million, compared to $83.5 million at December 31, 2025. The increase in our cash balance during the first half of 2026 was primarily due to the sale of Intrepid South in April, the proceeds of which are included in cash flows from discontinued operations, together with improved operating cash flows resulting from higher average net realized sales prices for both potash and Trio®.
Our operations have primarily been funded from cash on hand, cash generated by operations, borrowings under our revolving credit facility, and proceeds from debt and equity offerings. We continue to evaluate our expected sources and uses of cash and may modify our capital as determined by our Board. We may also seek additional liquidity through debt or equity financings, subject to market conditions and the terms of our existing revolving credit facility, although there can be no assurance that such financing will be available on acceptable terms, or at all. Based on our current cash balances, availability under our revolving credit facility, and the expected cash flows from operations, we believe we have sufficient liquidity to meet our obligations for at least the next twelve months.
The following summarizes our cash flow activity from continuing operations for the six months ended June 30, 2026, and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by continuing operating activities	$55,339	$42,889
Cash flows used in continuing investing activities	(13,584)	(6,601)
Cash flows used in continuing financing activities	$(2,809)	$(1,318)

Operating Activities
Net cash provided by continuing operating activities increased to $55.3 million during the six months ended June 30, 2026, from $42.9 million during the corresponding period in 2025. The increase was primarily driven by higher average net realized sales prices per ton for both potash and Trio®.
Investing Activities
    Net cash used in investing activities from continuing operations increased by $7.0 million during the six months ended June 30, 2026, compared to the corresponding period in 2025, primarily due to lower proceeds from asset sales and redemptions and maturities of investments, partially offset by lower capital expenditures.
Financing Activities
Net cash used in financing activities from continuing operations increased by approximately $1.5 million during the six months ended June 30, 2026, compared to the corresponding period in 2025. The increase was primarily attributable to higher payments on finance lease obligations, $0.7 million of capitalized debt fees incurred in connection with the amendment and extension of our revolving credit facility, and higher employee tax withholding payments related to vesting of restricted stock awards.

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
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three and six months ended June 30, 2026, we made no borrowings and made no repayments under the revolving credit facility. During the three and six months ended June 30, 2025, we made no borrowings and made no repayments under the revolving credit facility. As of June 30, 2026, we had no borrowings outstanding and $0.2 million in outstanding letters of credit under this facility. As of December 31, 2025, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of July 31, 2026, we had approximately $181.4 million in cash and cash equivalents, no borrowings under the revolving credit facility, and $0.2 million in outstanding letters of credit under the revolving credit facility. We have $149.8 million of remaining availability under the revolving credit facility as of July 31, 2026.
As of June 30, 2026, we were in compliance with all applicable covenants under the revolving credit facility.
     Share Repurchase Program—In February 2022, our Board of Directors approved a share repurchase program authorizing up to $35 million of repurchases of our outstanding common stock, of which approximately $13 million remained available as of March 31, 2026. In June 2026, the Board approved an increase in its existing share repurchase program, authorizing the repurchase up to $50 million of its common stock from the date of authorization. Under the share repurchase program, we may repurchase our common stock from time to time in the open market or through privately negotiated transactions. Any repurchases will be made at our discretion and will depend on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the program at any time.
For the three months ended June 30, 2026, we did not repurchase any shares under the share repurchase program. Previously, we repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022. As of the date hereof, the full $50 million remains available for repurchases under the share repurchase program.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,
	2026		2025
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$30,602	$35,723	$33,994	$33,212
Less: Segment byproduct sales	5,381	27	6,195	20
Freight costs	2,132	8,459	2,859	7,409
Subtotal	$23,089	$27,237	$24,940	$25,783

Divided by:
Tons sold	59	70	69	70
Average net realized sales price per ton	$391	$389	$361	$368

	Six Months Ended June 30,
	2026		2025
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$76,721	$88,261	$77,571	$83,054
Less: Segment byproduct sales	9,570	291	12,449	184
Freight costs	6,962	19,703	7,996	19,173
Subtotal	$60,189	$68,267	$57,126	$63,697

Divided by:
Tons sold	165	176	172	181
Average net realized sales price per ton	$365	$388	$332	$352

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2025, describes our exposure to market risk. There have been no material changes to our market risk exposure since December 31, 2025.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Geopolitical conflict and volatility and sustained increases in oil prices could adversely impact our results of operations or financial condition.
Geopolitical instability in the Middle East, including the ongoing conflict involving Iran, as well as any actual or threatened disruption, closure, or restricted transit of the Strait of Hormuz, including the current closure, could adversely affect global oil and natural gas markets and materially impact our business, financial condition, results of operations and cash flows. Future escalation of the Iran conflict, prolonged impairment or closure of the Strait of Hormuz, additional sanctions or export restrictions, or further attacks on oil and gas infrastructure or shipping lanes in the region could reduce global supply, drive sustained or extreme spikes in oil and natural gas prices, and increase uncertainty in the energy markets. In addition, heightened geopolitical tensions related to the Iran conflict may result in new or expanded economic sanctions, export controls, tariffs or other governmental actions that could indirectly affect our customers, suppliers and financing sources, as well as broader macroeconomic conditions. Such potential impacts also could include supply chain and logistics disruptions, volatility in foreign exchange rates, inflationary pressures on raw materials and energy, and heightened cybersecurity threats. These developments and impacts could negatively affect demand for our products and services, and could adversely impact our results of operations or financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs(2)
April 1, 2026, through April 30, 2026	711	37.35	—	$12,987,860
May 1, 2026, through May 31, 2026	690	42.63	—	12,987,860
June 1, 2026, through June 30, 2026	951	$37.18	—	50,000,000
Total	2,352	$38.83	—	$50,000,000
1 Represents shares of common stock we withheld to cover withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the remaining dollar amount available to repurchase shares of common stock under the expanded $50 million share repurchase program approved by the Board in June 2026. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We did not repurchase any shares under the share repurchase program during the three months ended June 30, 2026, and we may suspend or discontinue the share repurchase program at any time.

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

ITEM 5.OTHER INFORMATION
    During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

INTREPID POTASH, INC. (Registrant)

Dated: August 5, 2026	/s/ Kevin S. Crutchfield
Kevin S. Crutchfield - Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2026	/s/ Jason Tremblay
Jason Tremblay - Chief Financial Officer (Principal Financial Officer)