Form 10-Q
period 2026-09-30
Intrepid Potash, Inc.
filed 2026-11-04
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	September 30, 2026
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of October 31, 2026, the registrant had outstanding 13,364,469 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$152,291	$83,537
Short-term investments	9,071	—
Accounts receivable:
Trade, net	26,536	31,979
Other receivables, net	349	159
Inventory, net	113,645	112,191
Prepaid expenses and other current assets	5,407	5,312
Assets held for sale	—	59,154
Total current assets	307,299	292,332

Property, plant, equipment, and mineral properties, net	297,478	298,756
Water rights	2,311	2,311
Long-term parts inventory, net	32,015	31,506
Long-term investments	5,625	179
Other assets, net	9,378	7,095
Total Assets	$654,106	$632,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$11,557	$9,656
Accrued liabilities	10,907	10,456
Accrued employee compensation and benefits	12,973	12,481
Other current liabilities	16,129	19,811
Liabilities held for sale	—	3,370
Total current liabilities	51,566	55,774

Asset retirement obligation, net of current portion	40,612	38,452
Operating lease liabilities	819	1,550
Finance lease liabilities	1,971	1,741
Deferred other income, long-term	41,541	43,233
Total Liabilities	136,509	140,750
Commitments and Contingencies
Common stock, $0.001 par value; 40,000,000 shares authorized;
13,187,112 and 13,131,663 shares outstanding
at September 30, 2026, and December 31, 2025, respectively	14	14
Additional paid-in capital	676,560	674,297
Accumulated deficit	(136,143)	(160,870)
Less treasury stock, at cost	(22,834)	(22,012)
Total Stockholders' Equity	517,597	491,429
Total Liabilities and Stockholders' Equity	$654,106	$632,179
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$51,034	$50,807	$216,404	$212,870
Less:
Freight costs	7,137	6,579	34,917	35,081
Warehousing and handling costs	2,806	2,609	9,696	9,213
Cost of goods sold	30,803	31,261	126,090	130,782
Lower of cost or net realizable value inventory adjustments	247	406	1,339	2,160
Gross Margin	10,041	9,952	44,362	35,634

Selling and administrative	9,679	8,992	30,974	27,072
Accretion of asset retirement obligation	776	649	2,329	1,948
Impairment of long-lived assets	—	—	—	1,866
Loss (gain) on sale of assets	74	2	40	(1,420)
Other operating income	(1,294)	(1,145)	(3,583)	(3,650)
Other operating expense	597	970	7,105	4,220
Operating Income	209	484	7,497	5,598

Other Income (Expense)
Equity in loss of unconsolidated entities	(2)	(86)	(13)	(318)
Interest expense, net	—	(36)	—	(207)
Interest income	1,422	776	3,416	1,802
Other income (expense)	96	24	217	(796)
Income from Continuing Operations Before Income Taxes	1,725	1,162	11,117	6,079

Income tax (benefit) expense	(7)	433	109	546
Net Income from Continuing Operations	$1,732	$729	$11,008	$5,533
Net Income from Discontinued Operations, Net of Tax	—	3,016	13,719	6,081
Net Income	$1,732	$3,745	$24,727	$11,614

Net income per share:
Continuing operations - Basic	$0.13	$0.06	$0.84	$0.42
Discontinued operations - Basic	$—	$0.23	$1.04	$0.47
Net income - Basic	$0.13	$0.29	$1.88	$0.89

Continuing operations - Diluted	$0.13	$0.05	$0.83	$0.42
Discontinued operations - Diluted	$—	$0.23	$1.03	$0.46
Net income - Diluted	$0.13	$0.28	$1.86	$0.88

Weighted Average Shares Outstanding:
Basic	13,203	13,031	13,180	12,978
Diluted	13,280	13,190	13,280	13,150

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Nine-Month Period Ended September 30, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	13,131,663	$14	$(22,012)	$674,297	$(160,870)	$491,429
Net income	—	—	—	—	24,727	24,727
Stock-based compensation	—	—	—	3,553	—	3,553
Exercise of stock options	1,395	—	—	14	—	14
Purchase of treasury stock	(21,875)	—	(822)	—	—	(822)
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	75,929	—	—	(1,304)	—	(1,304)
Balance, September 30, 2026	13,187,112	$14	$(22,834)	$676,560	$(136,143)	$517,597

	Three-Month Period Ended September 30, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2026	13,207,226	$14	$(22,012)	$675,061	$(137,875)	$515,188
Net income	—	—	—	—	1,732	1,732
Stock-based compensation	—	—	—	1,532	—	1,532
Purchase of treasury stock	(21,875)	—	(822)	—	—	(822)
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	1,761	—	—	(33)	—	(33)
Balance, September 30, 2026	13,187,112	$14	$(22,834)	$676,560	$(136,143)	$517,597

	Nine-Month Period Ended September 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	12,908,078	$14	$(22,012)	$668,445	$(172,055)	$474,392
Net income	—	—	—	—	11,614	11,614
Stock-based compensation	—	—	—	3,774	—	3,774
Exercise of stock options	115,993	—	—	1,842	—	1,842
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	92,604	—	—	(890)	—	(890)
Balance, September 30, 2025	13,116,675	$14	$(22,012)	$673,171	$(160,441)	$490,732

	Three-Month Period Ended September 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2025	13,002,170	$14	$(22,012)	$670,021	$(164,186)	$483,837
Net income	—	—	—	—	3,745	3,745
Stock-based compensation	—	—	—	1,380	—	1,380
Exercise of stock options	112,312	—	—	1,804	—	1,804
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	2,193	—	—	(34)	—	(34)
Balance, September 30, 2025	13,116,675	$14	$(22,012)	$673,171	$(160,441)	$490,732

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$24,727	$11,614
Income from discontinued operations, net of tax	(13,719)	(6,081)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	28,351	27,645
Accretion of asset retirement obligation	2,329	1,948
Amortization of deferred financing costs	226	226
Stock-based compensation	3,553	3,774
Lower of cost or net realizable value inventory adjustments	1,339	2,160
Impairment of long-lived assets	—	1,866
Loss (gain) on disposal of assets	40	(1,420)
Allowance for parts inventory obsolescence	601	2,335
Loss on equity investment	—	888
Equity in loss of unconsolidated entities	13	318
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,557	(4,036)
Other receivables, net	(191)	(2,432)
Inventory, net	(3,904)	(1,256)
Prepaid expenses and other current assets	(1,741)	(1,591)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	1,180	4,460
Operating lease liabilities	(743)	(847)
Deferred other income	(1,692)	(1,692)
Other liabilities	4,620	(558)
Net cash provided by operating activities of continuing operations	50,546	37,321
Net cash provided by operating activities of discontinued operations	2,368	9,552
Net cash provided by operating activities	52,914	46,873

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(24,897)	(18,835)
Purchase of investments	(14,530)	—
Proceeds from sale of assets	9	1,357
Proceeds from redemptions/maturities of investments	—	1,000
Other investing, net	—	2,129
Net cash used in investing activities of continuing operations	(39,418)	(14,349)
Net cash provided by investing activities of discontinued operations	59,169	3,164
Net cash provided by (used in) investing activities	19,751	(11,185)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended September 30,
	2026	2025
Cash Flows from Financing Activities:
Payments of financing lease	(982)	(735)
Capitalized debt fees	(811)	—
Employee tax withholding paid for restricted stock upon vesting	(1,304)	(890)
Repurchases of common stock	(822)	—
Proceeds from exercise of stock options	14	1,842
Net cash (used in) provided by financing activities	(3,905)	217

Net Change in Cash, Cash Equivalents and Restricted Cash	68,760	35,905
Cash, Cash Equivalents and Restricted Cash, beginning of period	84,135	41,898
Cash, Cash Equivalents and Restricted Cash, end of period	$152,895	$77,803

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$343	$324
Income taxes	$211	$246
Amounts included in the measurement of operating lease liabilities	$870	$1,266
Accrued purchases for property, plant, equipment, and mineral properties	$3,650	$1,753
Right-of-use assets exchanged for operating lease liabilities	$—	$2,185
Right-of-use assets exchanged for financing lease liabilities	$1,063	$1,380

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1— COMPANY BACKGROUND
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed, and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers a low-chloride source of three key nutrients: potassium, magnesium, and sulfate, in a single particle.
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
In March 2026, our Board of Directors ("Board") approved the sale of Intrepid South, and we determined that the business met the criteria for classification as held for sale and discontinued operations. We received aggregate consideration of $70.0 million related to the transaction, consisting of an $8.0 million deposit received in December 2025 and a $62.0 million payment received at closing on April 1, 2026. Following customary post-closing adjustments, the final sales price was $68.9 million. As a result of the transaction, we recorded a gain on sale of Intrepid South before income taxes of $13.3 million for the nine months ended September 30, 2026.
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
Recently Adopted Accounting Standards—In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 amends the guidance in ASC 326 to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The adoption of this standard did not have an impact on our results of operations, cash flows and financial condition.

Pronouncements Issued But Not Yet Adopted—In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. We are currently evaluating the guidance and the processes and controls necessary to comply with the new disclosure requirements. We expect the adoption of ASU 2024-03 to impact our disclosures but not our results of operations, cash flows or financial condition.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments establish authoritative guidance for the recognition, measurement, presentation and disclosure of government grants received by business entities. Under the new guidance, a government grant is recognized when it is probable that the entity will comply with the conditions attached to the grant and that the grant will be received. The guidance provides separate accounting models for grants related to assets and grants related to income. This guidance is effective for annual periods beginning after December 15, 2028, including interim periods within those annual periods, for public business entities. Early adoption is permitted. The amendments may be applied using a modified prospective, modified retrospective or retrospective transition method. We are currently evaluating the impact that the adoption of ASU 2025-10 will have on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the application, form and content, and required disclosures for interim financial statements prepared in accordance with GAAP. The ASU consolidates required interim disclosures and introduces a disclosure principle for events and changes since the end of the most recent annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. We are currently evaluating the guidance, including its effect on our interim financial statement disclosures, and do not expect the adoption of ASU 2025-11 to have a material impact on our consolidated financial statements.

Note 3— DISCONTINUED OPERATIONS
In March 2026, our Board approved the sale of Intrepid South, and the accounting criteria for classification as held for sale and discontinued operations were met. The sale closed on April 1, 2026. As a result, Intrepid South assets and liabilities are reported as held for sale as of December 31, 2025, and Intrepid South results of operations are reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026, and 2025. The assets and liabilities held for sale were not measured at fair value as the expected selling price exceeded their net carrying value.
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

The following table presents the results of discontinued operations for the three and nine months ended September 30, 2026, and 2025 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$—	$2,412	$2,366	$9,581
Less: cost of goods sold	—	1,790	1,823	5,752
Gross Margin	—	622	543	3,829

Selling and administrative	—	8	—	56
Accretion of asset retirement obligation	—	8	9	24
Gain on sale of assets	—	(2,241)	(3)	(2,275)
Other operating income	—	—	—	(1)
Gain on sale of discontinued operations	—	—	(13,263)	—
Net income of discontinued operations before income tax	—	2,847	13,800	6,025
Income tax benefit (expense)	—	169	(81)	56
Net income of discontinued operations, net of tax	$—	$3,016	$13,719	$6,081

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
Under the terms of the Intrepid South sales agreement, we retained one-half of the $2.4 million contract liability balance as of March 31, 2026, which was included in the gain on the sale of Intrepid South. The remaining one-half of the contract liability balance was included as an adjustment to the final sales price.
As of December 31, 2025, we had total contract liabilities of $2.5 million, of which $0.8 million was current and included in "Liabilities held for sale" on the Condensed Consolidated Balance Sheets.
Deferred revenue activity during the three and nine months ended September 30, 2026, and 2025, and the ending contract liability balances at the end of each of those periods is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$—	$2,590	$2,483	$2,431
Additions	—	172	123	1,044
Recognized as revenue during period	—	(290)	(229)	(1,003)
Liability extinguished upon sale of discontinued operations	—	—	(2,377)	—
Ending Balance	$—	$2,472	$—	$2,472

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income from Continuing Operations	$1,732	$729	$11,008	$5,533
Net Income from Discontinued Operations, Net of Tax	—	3,016	13,719	6,081
Net Income	$1,732	$3,745	$24,727	$11,614

Basic weighted-average common shares outstanding	13,203	13,031	13,180	12,978
Add: Dilutive effect of restricted stock	69	112	92	121
Add: Dilutive effect of stock options	—	44	—	50
Add: Dilutive effect of restricted stock units	8	3	8	1
Diluted weighted-average common shares outstanding	13,280	13,190	13,280	13,150

Net income per share:
Continuing operations - Basic	$0.13	$0.06	$0.84	$0.42
Discontinued operations - Basic	$—	$0.23	$1.04	$0.47
Net income - Basic	$0.13	$0.29	$1.88	$0.89

Continuing operations - Diluted	$0.13	$0.05	$0.83	$0.42
Discontinued operations - Diluted	$—	$0.23	$1.03	$0.46
Net income - Diluted	$0.13	$0.28	$1.86	$0.88

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Anti-dilutive effect of restricted stock	—	—	36	13

Anti-dilutive effect of stock options outstanding	—	156	—	156

Anti-dilutive effect of restricted stock units outstanding	249	191	231	171

Note 5— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the Condensed Consolidated Statements of Cash Flows are included in the following accounts at September 30, 2026, and 2025 (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$152,291	$77,207
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	579	571
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$152,895	$77,803

Restricted cash included in other current and long-term assets on the Condensed Consolidated Balance Sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the States of Utah and New Mexico, as security to fund future reclamation obligations at our sites.

Note 6— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Finished goods product inventory	$56,611	$63,893
In-process inventory	43,550	32,744
Total product inventory	100,161	96,637
Current parts inventory, net	13,484	15,554
Total current inventory, net	113,645	112,191
Long-term parts inventory, net	32,015	31,506
Total inventory, net	$145,660	$143,697

Parts inventory is shown net of estimated allowances for obsolescence of $1.5 million as of September 30, 2026, and December 31, 2025.

Note 7 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$519	$519
Ponds and land improvements	87,863	87,881
Mineral properties and development costs	157,704	155,221
Buildings and plant	99,725	97,924
Machinery and equipment	336,142	324,327
Vehicles	8,387	8,061
Office equipment and improvements	9,569	10,000
Operating lease ROU assets	3,027	3,181
Construction in progress	22,060	13,925
Total property, plant, equipment, and mineral properties, gross	$724,996	$701,039
Less: accumulated depreciation, depletion, and amortization	(427,518)	(402,283)
Total property, plant, equipment, and mineral properties, net	$297,478	$298,756

For the nine months ended September 30, 2026, we recorded no impairment expense. For the nine months ended September 30, 2025, we recorded impairment expense of $1.9 million related to certain assets within our Trio® segment. The fair value of these assets was estimated using expected proceeds from an orderly sale of the assets.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation	$8,364	$7,868	$24,869	$23,777
Depletion	523	638	2,829	2,831
Amortization	213	337	653	1,037
Total incurred	$9,100	$8,843	$28,351	$27,645

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
For both of the three months ended September 30, 2026, and 2025, we recorded other operating income of $1.1 million from the CDA Amendment. For both of the nine months ended September 30, 2026, and 2025, we recorded other operating income of $3.4 million from the CDA Amendment. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable for the amount of the Access Fee that we earned through September 30, 2026, of $6.2 million, which is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the three and nine months ended September 30, 2026, and 2025, we reduced the "Deferred other income, long-term" liability recorded on our Condensed Consolidated Balance Sheets.
As of September 30, 2026, we had $2.3 million recorded in "Other current liabilities" and $41.5 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2025, we had $2.3 million recorded in "Other current liabilities" and $43.2 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets.

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
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three and nine months ended September 30, 2026, we made no borrowings and made no repayments under the revolving credit facility. During the three and nine months ended September 30, 2025, we made no borrowings and made no repayments under the revolving credit facility. As of September 30, 2026, we had no borrowings outstanding and $0.5 million in outstanding letters of credit under this facility. As of December 31, 2025, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of September 30, 2026, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively.
    Amounts included in interest expense, net for the three and nine months ended September 30, 2026, and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense on finance leases	$43	$41	$171	$151
Commitment fee on unused credit facility	57	58	170	171
Amortization of deferred financing costs	62	75	226	226
Letter of credit fees	2	—	2	—
Gross interest expense	164	174	569	548
Less capitalized interest	(164)	(138)	(569)	(341)
Interest expense, net	$—	$36	$—	$207

Note 10 — INTANGIBLE ASSETS
    We have water rights, recorded at $2.3 million as of September 30, 2026, and December 31, 2025. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The net book value of finite-lived intangible assets is immaterial as of September 30, 2026, and December 31, 2025, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Asset retirement obligation, at beginning of period	$39,930	$33,891	$38,452	$32,592
Liabilities settled	(94)	—	(169)	—
Accretion of discount	776	649	2,329	1,948
Total asset retirement obligation, at end of period	$40,612	$34,540	$40,612	$34,540
Less current portion of asset retirement obligation	$—	$(595)	$—	$(595)
Long-term portion of asset retirement obligation	$40,612	$33,945	$40,612	$33,945

The current portion of the asset retirement obligation, if any, is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of September 30, 2026, and December 31, 2025.

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
Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconcile disaggregated revenue to segment revenue for the three and nine months ended September 30, 2026, and 2025. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended September 30, 2026
Product	Potash Segment	Trio® Segment	Other	Eliminations	Total
Potash	$25,763	$—	$—	$—	$25,763
Trio®	—	18,828	—	—	18,828
Fresh Water	—	—	682	—	682
Salt	2,041	236	—	—	2,277
Magnesium Chloride	1,923	—	—	—	1,923
Brine Water	1,554	—	—	—	1,554
Other	—	—	7	—	7
Total Revenue	$31,281	$19,064	$689	$—	$51,034

	Nine Months Ended September 30, 2026
Product	Potash Segment	Trio® Segment	Other	Eliminations	Total
Potash	$92,914	$—	$—	$—	$92,914
Trio®	—	106,798	—	—	106,798
Fresh Water	—	—	1,025	—	1,025
Salt	6,500	527	—	—	7,027
Magnesium Chloride	3,470	—	—	—	3,470
Brine Water	5,118	—	—	—	5,118
Other	—	—	52	—	52
Total Revenue	$108,002	$107,325	$1,077	$—	$216,404

	Three Months Ended September 30, 2025
Product	Potash Segment	Trio® Segment	Other	Eliminations	Total
Potash	$26,324	$—	$—	$(40)	$26,284
Trio®	—	17,933	—	—	17,933
Fresh Water	—	—	157	—	157
Salt	2,516	161	—	—	2,677
Magnesium Chloride	1,966	—	—	—	1,966
Brine Water	1,673	—	—	—	1,673
Other	—	—	117	—	117
Total Revenue	$32,479	$18,094	$274	$(40)	$50,807

	Nine Months Ended September 30, 2025
Product	Potash Segment	Trio® Segment	Other	Eliminations	Total
Potash	$91,446	$—	$—	$(157)	$91,289
Trio®	—	100,803	—	—	100,803
Fresh Water	—	—	1,511	—	1,511
Salt	8,820	345	—	—	9,165
Magnesium Chloride	4,737	—	—	—	4,737
Brine Water	5,047	—	—	—	5,047
Other	—	—	318	—	318
Total Revenue	$110,050	$101,148	$1,829	$(157)	$212,870

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
As of September 30, 2026, approximately 0.6 million shares remained available for issuance under the Plan.
We recognize stock-based compensation associated with the issuance of RSAs, non-qualified stock options, operational performance-based RSUs, and market-based RSUs by recording expense over the service period associated with each grant, based on the fair value of the grant on the grant date. For service-based awards, grant date fair value is based on the closing price of our common stock on the grant date and expense is recognized on a straight-line basis over the required service period of the award, which is generally the vesting period of the award. For operational performance-based awards, grant date fair value is based on the closing share price of our common stock on the grant date. Expense is recognized using the accelerated recognition method over the required service period, based on the probable number of shares expected to vest. The probable number of shares expected to vest is updated each reporting period and we record a cumulative catch-up adjustment to expense for changes to the probability assessment. For RSA awards that contain both service-based and market-based conditions and market-based RSU awards, grant date fair value is estimated using a Monte Carlo simulation valuation model and expense is recognized using the accelerated recognition method over the required service period, which is generally the longer of the explicit service period or the derived service period. The derived service period is generally the expected date the market condition is estimated to be achieved.
Restricted Shares
For the three and nine months ended September 30, 2026, and 2025, the Compensation Committee granted RSAs to non-employee members of our Board, executives and other key employees that contain service conditions. RSAs granted to non-employee Board members vest over one year and RSAs granted to employees vest over three years.
The table below shows the RSA activity for the three and nine months ended September 30, 2026, and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Restricted Shares	2026	2025	2026	2025
Beginning shares outstanding	236,388	311,688	287,345	319,035
Shares granted	12,405	—	120,738	135,829
Shares vested	—	—	(99,240)	(120,863)
Shares forfeited	(2,390)	—	(62,440)	(22,313)
Ending shares outstanding	246,403	311,688	246,403	311,688
During the nine months ended September 30, 2026, the Compensation Committee granted operational performance-based RSUs to executives and certain other key employees which are eligible to vest based upon potash production cost per ton and Trio® production cost per ton for the 2028 calendar year. The operational performance-based RSUs can earn between zero and 200% of the target number of operational performance-based RSUs granted.
During the nine months ended September 30, 2025, the Compensation Committee granted operational performance-based RSUs to executives and certain other key employees which are eligible to vest based upon potash production cost per ton for the 2027 calendar year. The operational performance-based RSUs can earn between zero and 200% of the target number of operational performance-based RSUs granted.
The table below shows the operational performance-based RSU activity during the three and nine months ended September 30, 2026, and 2025. The operational performance-based RSUs shown in the table below are at the target number of operational performance-based RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operational Performance-Based RSUs	2026	2025	2026	2025
Beginning units outstanding	49,975	21,092	21,091	—
Units granted	3,064	—	34,804	22,577
Units vested	—	—	—	—
Units forfeited	—	—	(2,856)	(1,485)
Ending units outstanding	53,039	21,092	53,039	21,092
During the nine months ended September 30, 2026, the Compensation Committee granted market-based RSUs to executives and certain other key employees. The RSUs granted contain a relative total shareholder return ("TSR") market-based condition (referred to as the "2026 rTSR" awards). The 2026 rTSR RSUs are eligible to vest based on our TSR during a three-year period beginning on January 1, 2026 ("2026 award performance period") relative to the TSR during the 2026 award performance period for the individual component companies comprising the Russell 2000 Index on January 1, 2026 ("2026 peer group"). Based on our relative performance against the 2026 peer group, the 2026 rTSR awards may earn between zero and 200% of the target number of RSUs granted.
During the nine months ended September 30, 2025, the Compensation Committee granted market-based RSUs to certain executives and certain other key employees. The Compensation Committee granted both rTSR awards (the "2025 rTSR" awards) and an absolute TSR market-based condition (referred to as the "aTSR" awards). The 2025 rTSR RSUs are eligible to vest based on our TSR during a three-year period beginning on the grant date of the 2025 rTSR awards ("2025 award performance period") relative to the TSR during the 2025 award performance period for the individual component companies comprising the Russell 2000 Index on the grant date ("2025 peer group"). Based on our relative performance against the 2025 peer group, the 2025 rTSR awards may earn between zero and 200% of the target number of RSUs granted.
The aTSR RSUs are eligible to vest based on the achievement of certain total price thresholds during a three-year period beginning on the grant date. Once a price threshold is met, one-half of the total RSUs earned for meeting that price threshold vest immediately and one-half of the total RSUs earned vests on the one-year anniversary date of meeting the price threshold.
The table below shows the market-based RSU activity during the three and nine months ended September 30, 2026, and 2025. Market-based RSUs shown in the table below are at the maximum number that can be earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
Market-based RSUs	2026	2025	2026	2025
Beginning units outstanding	203,560	178,559	174,495	111,285
Units granted	4,086	—	46,410	72,010
Units vested	(2,714)	(3,132)	(7,288)	(3,132)
Units forfeited	—	—	(8,685)	(4,736)
Ending units outstanding	204,932	175,427	204,932	175,427
The Compensation Committee has not granted any stock options since 2018. The table below shows the summary of all non-qualified stock option activity during the three and nine months ended September 30, 2026, and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-qualified Stock Options	2026	2025	2026	2025
Beginning outstanding	—	269,525	1,395	273,206
Granted	—	—	—	—
Exercised	—	(112,312)	(1,395)	(115,993)
Forfeited	—	(155,818)	—	(155,818)
Expired	—	—	—	—
Ending outstanding	—	1,395	—	1,395
    Total share-based compensation expenses were $1.5 million and $1.4 million for the three months ended September 30, 2026, and 2025, respectively, and $3.6 million and $3.8 million, for the nine months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, we had $9.6 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.5 years.

Note 14 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, as well as permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
    Our effective tax rate for continuing operations for the three and nine months ended September 30, 2026, was (0.4)% and 1.0%, respectively. Our effective tax rate differed from the statutory rate during this period due to changes in the valuation allowance established to offset our deferred tax assets. Our effective tax rate for continuing operations for the three and nine months ended September 30, 2025, was 37.3% and 9.0%, respectively. Our effective tax rate differed from the statutory rate during this period due to changes in the valuation allowance established to offset our deferred tax assets.
Note 15 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2026, and December 31, 2025, we had $38.2 million and $30.1 million, respectively, of security placed principally with the Bureau of Land Management ("BLM") and the states of Utah and New Mexico for reclamation of our various facilities. As of September 30, 2026, $0.6 million consisted of long-term restricted cash deposits and $37.6 million was secured by surety bonds insured by an insurer. As of December 31, 2025, $0.6 million consisted of long-term restricted cash deposits and $29.5 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the Condensed Consolidated Balance Sheets and the surety bonds are held in place by an annual fee paid to the issuer.
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
False Claims Act Litigation
On October 2, 2026, we were served with a lawsuit filed in the United States District Court for the District of Colorado by a private party on behalf of the United States under the federal False Claims Act. The lawsuit relates to a Paycheck Protection Program loan Intrepid received in 2020 that was subsequently forgiven in 2021. The complaint alleges that the Company was not eligible to certify that the loan was necessary to support its ongoing operations. The plaintiff seeks approximately $10.2 million in alleged damages, which may be tripled under the False Claims Act to approximately $30.6 million, as well as civil penalties, attorneys’ fees, costs and other relief. We dispute the allegations and intend to vigorously defend the lawsuit. Based on the information currently available, we cannot determine the likelihood of an unfavorable outcome and have not recorded a loss contingency related to this matter.
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
We have estimated total contingent liabilities recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheets of $12.3 million as of September 30, 2026. In addition to the amounts accrued for the class action claim, the

Pecos water rights matter, the unpermitted discharge penalty and the estimated related environmental remediation expenses discussed above, we also have accrued a contingent liability of $1.0 million for various other items.
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
Cash Equivalents—As of September 30, 2026, we had cash equivalents of $84.7 million. As of December 31, 2025, we had cash equivalents of $5.9 million.
Held-to-Maturity Debt Investments—For the three months ended September 30, 2026, we purchased debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investments are carried at amortized cost and consist of the following as of September 30, 2026 (amounts in thousands):

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$2,687	$—	$(2)	$2,685
Government bonds	6,384	2	—	6,386
Total	$9,071	$2	$(2)	$9,071

Long-term
Corporate bonds	$2,977	$—	$(2)	$2,975
Government bonds	2,482	—	—	2,482
Total	$5,459	$—	$(2)	$5,457
Our long-term held-to-maturity investments are recorded in "Long-term investments" on the Condensed Consolidated Balance Sheets. As of September 30, 2026, we had $14.5 million in held-to-maturity debt investment securities. As of September 30, 2026, our long-term held-to-maturity investments mature in less than 3 years.
As of December 31, 2025, we did not own any held-to-maturity debt investments.
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
As required by ASC Topic 321 - Investments-Equity Securities ("ASC 321"), equity securities were valued at fair value and unrealized gains and losses for investments in equity securities were included in "Other income (expense)" on the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2025, we recorded an unrealized loss of $0.5 million which was included in "Other income (expense)" on the Condensed Consolidated Statement of Operations.
In May 2025, we sold all shares of NESR we owned and received proceeds of $2.1 million. When the NESR shares were sold, the fair value of the shares was $2.5 million, and we recorded a realized loss of $0.4 million for the nine months ended September 30, 2025. For the year ended December 31, 2025, the total loss (unrealized losses plus realized losses) related to this investment was $0.9 million.
Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of September 30, 2026, and December 31, 2025. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. Because the investment is accounted for under the equity method, fair value disclosures required under ASC 820 do not apply. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For both the three and nine months ended September 30, 2026, our proportional share of Ovation's loss was immaterial. For the three and nine months ended September 30, 2025, our proportional share of Ovation's loss was $0.1 million and $0.3 million, respectively.

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
Intersegment sales prices are market-based and are eliminated in consolidation. Other includes activities that are not attributable to our reportable segments. Information for each segment is provided in the tables that follow (in thousands).

Three Months Ended September 30, 2026	Potash	Trio®	Other	Eliminations	Consolidated
Sales	$31,281	$19,064	$689	$—	$51,034
Less: Freight costs	3,013	4,124	—	—	7,137
Warehousing and handling costs	1,747	1,059	—	—	2,806
Cost of goods sold	22,685	8,051	67	—	30,803
Lower of cost or net realizable value inventory adjustments	247	—	—	—	247
Gross Margin	$3,589	$5,830	$622	$—	$10,041
Depreciation, depletion, and amortization incurred[1]	$7,495	$1,038	$567	$—	$9,100

Nine Months Ended September 30, 2026	Potash	Trio®	Other	Eliminations	Consolidated
Sales	$108,002	$107,325	$1,077	$—	$216,404
Less: Freight costs	11,090	23,827	—	—	34,917
Warehousing and handling costs	5,086	4,610	—	—	9,696
Cost of goods sold	78,913	46,777	400	—	126,090
Lower of cost or net realizable value inventory adjustments	1,339	—	—	—	1,339
Gross Margin	$11,574	$32,111	$677	$—	$44,362
Depreciation, depletion, and amortization incurred[1]	$23,658	$2,989	$1,704	$—	$28,351

Three Months Ended September 30, 2025	Potash	Trio®	Other	Eliminations	Consolidated
Sales	$32,479	$18,094	$274	$(40)	$50,807
Less: Freight costs	3,146	3,473	—	(40)	6,579
Warehousing and handling costs	1,613	996	—	—	2,609
Cost of goods sold	21,050	9,255	956	—	31,261
Lower of cost or net realizable value inventory adjustments	406	—	—	—	406
Gross Margin (Deficit)	$6,264	$4,370	$(682)	$—	$9,952
Depreciation, depletion, and amortization incurred[1]	$7,275	$824	$744	$—	$8,843

Nine Months Ended September 30, 2025	Potash	Trio®	Other	Eliminations	Consolidated
Sales	$110,050	$101,148	$1,829	$(157)	$212,870
Less: Freight costs	12,592	22,646	—	(157)	35,081
Warehousing and handling costs	5,142	4,071	—	—	9,213
Cost of goods sold	76,531	51,541	2,710	—	130,782
Lower of cost or net realizable value inventory adjustments	2,160	—	—	—	2,160
Gross Margin (Deficit)	$13,625	$22,890	$(881)	$—	$35,634
Depreciation, depletion and amortization incurred[1]	$22,828	$2,538	$2,279	$—	$27,645
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.
The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment sales	$51,034	$50,847	$216,404	$213,027
Elimination of intersegment sales	—	(40)	—	(157)
Total consolidated sales	$51,034	50,807	$216,404	$212,870

Total segment gross margin	$10,041	$9,952	$44,362	$35,634
Elimination of intersegment sales	—	(40)	—	(157)
Elimination of intersegment expenses	—	40	—	157
Unallocated amounts:
Selling and administrative	9,679	8,992	30,974	27,072
Impairment of long-lived assets	—	—	—	1,866
Loss (gain) on disposal of assets	74	2	40	(1,420)
Accretion of asset retirement obligation	776	649	2,329	1,948
Other operating income	(1,294)	(1,145)	(3,583)	(3,650)
Other operating expense	597	970	7,105	4,220
Equity in loss of unconsolidated entities	2	86	13	318
Interest expense, net	—	36	—	207
Interest income	(1,422)	(776)	(3,416)	(1,802)
Other non-operating (income) expense	(96)	(24)	(217)	796
Income from continuing operations before income taxes	$1,725	$1,162	$11,117	$6,079

Significant components of cost of goods sold are also provided to our CODM to further evaluate segment performance and are shown below (in thousands):

For the Three Months Ended September 30, 2026	Potash	Trio®	Other	Total
Labor and benefits	$7,176	$3,458	$—	$10,634
Maintenance	1,641	929	—	2,570
Utilities and fuel	1,550	373	—	1,923
Operating supplies	1,809	1,117	—	2,926
Depreciation	6,221	397	14	6,632
Other[1]	4,288	1,777	53	6,118
Total cost of goods sold	$22,685	$8,051	$67	$30,803

For the Nine Months Ended September 30, 2026	Potash	Trio®	Other	Total
Labor and benefits	$25,824	$19,839	$—	$45,663
Maintenance	5,939	6,137	—	12,076
Utilities and fuel	5,881	2,687	—	8,568
Operating supplies	4,774	6,659	—	11,433
Depreciation	22,360	2,179	73	24,612
Other[1]	14,135	9,276	327	23,738
Total cost of goods sold	$78,913	$46,777	$400	$126,090

For the Three Months Ended September 30, 2025	Potash	Trio®	Other	Total
Labor and benefits	$6,681	$3,788	$—	$10,469
Maintenance	1,710	1,312	—	3,022
Utilities and fuel	1,669	614	—	2,283
Operating supplies	1,478	1,380	—	2,858
Depreciation	5,587	392	558	6,537
Other[1]	3,925	1,769	398	6,092
Total cost of goods sold	$21,050	$9,255	$956	$31,261

For the Nine Months Ended September 30, 2025	Potash	Trio®	Other	Total
Labor and benefits	$24,359	$21,994	$—	$46,353
Maintenance	6,007	6,853	—	12,860
Utilities and fuel	6,171	3,321	—	9,492
Operating supplies	4,701	7,633	—	12,334
Depreciation	20,738	2,456	1,387	24,581
Other[1]	14,555	9,284	1,323	25,162
Total cost of goods sold	$76,531	$51,541	$2,710	$130,782

1 Other expense includes property taxes, insurance, royalties, and other miscellaneous expenses.
Note 18. — SUBSEQUENT EVENT
    In October 2026, the U.S. Department of Agriculture (“USDA”) selected Intrepid to receive approximately $139 million of proposed funding under its Fertilizer Investment and Expansion for Long-Term Domestic Supply (“FIELDS”) Program in connection with a proposed project to construct a sulfate of potash production facility near Carlsbad, New Mexico. The proposed funding is subject to completion of the grant award process and applicable terms and conditions. The Company has not made a final investment decision or received Board approval to proceed with the project.

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
•challenges and legal proceedings involving the Company;
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
•the impact of tariffs and any potential changes to them we are unable to mitigate;
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
•the impact of global conflicts, including the conflict involving Iran and the blockage of the Strait of Hormuz;
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

Company Overview
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride, KCl or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers a low-chloride source of three key nutrients, potassium, magnesium, and sulfate, in a single particle. We also provide water, magnesium chloride, brine, and various oilfield products and services.
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
In March 2026, our Board of Directors ("Board") approved the sale of Intrepid South, and we determined that the business met the criteria for classification as held for sale and discontinued operations. We received aggregate consideration of $70.0 million related to the transaction, consisting of an $8.0 million deposit received in December 2025 and a $62.0 million payment received at closing on April 1, 2026. Following customary post-close adjustments, the final sales price was $68.9 million. As a result of the transaction, we recorded a gain on sale of Intrepid South before income taxes of $13.3 million for the nine months ended September 30, 2026.
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
• Sale of Intrepid South. In March 2026, our Board of Directors approved the sale of Intrepid South, a component of our business. Intrepid South's assets and liabilities were classified as held for sale, and its results of operations are presented as discontinued operations. The transaction closed on April 1, 2026, and we received gross proceeds of $70.0 million. Following customary post-closing adjustments, the final sales price was $68.9 million. We recorded a gain on sale of Intrepid South before income taxes of $13.3 million for the nine months ended September 30, 2026. See Note 3 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the sale and the presentation of Intrepid South as discontinued operations.
• Potash pricing and demand. Our average net realized potash sales price per ton(1) increased to $394 for the three months ended September 30, 2026, from $381 for the corresponding period in 2025 as we realized the full effect of the first-half potash price increases and sold a greater percentage of our product into feed and industrial markets due to normal seasonality in agricultural markets. Potash sales volumes declined 5% compared to the corresponding period in 2025 due to the timing of shipments in the second half of September.
Our average net realized sales price per ton increased to $372 for the nine months ended September 30, 2026, from $345 for the corresponding period in 2025. Winter fill program pricing for 2026 was $355 per ton, compared to $315 per ton for the 2025 program. Following the successful completion of the winter fill program, list prices increased by $20 per ton in late January 2026 and by an additional $10 per ton in late April 2026. In June 2026, we launched a summer fill program at $385 per ton, with list prices increasing to $395 per ton upon completion of the program. Customer participation in the summer fill program was good, with customers placing orders covering for most of their third-quarter needs. In September 2026, list prices increased by $15 per ton and subsequently by an additional $20 per ton, bringing Midwest reference prices to $430 per ton at month-end, as supportive crop values drove incremental fall potash demand. We expect to realize the most recent $20-per-ton increase on incremental fall sales. Potash pricing continues to be supported by healthy agricultural demand, balanced global supply fundamentals, and the recent India contract settlement, which is supportive of U.S. market prices.
As a small producer, domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, currency fluctuations, and crop commodity values and outlook also influence pricing. Our price expectations could be affected by, among other things, tariffs, weather, planting decisions, rail car availability, commodity price decreases and the price and availability of other potassium products.
Various factors affect potash sales and shipments, which increase the volatility of sales volumes from quarter to quarter and season to season. We experience seasonality in potash demand, with more purchases historically occurring in February through May and September through November when purchasers are looking to have product on hand for the spring and fall application seasons in the U.S. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate.
• Trio® pricing and demand. Our Trio® average net realized sales price per ton(1) increased to $408 for the three months ended September 30, 2026, compared to $402 for the corresponding period in 2025, as pricing for the individual components of Trio®, particularly sulfate and low-chloride potassium, remained supportive. Sales volumes in the three months ended September 30, 2026, were unchanged from the corresponding period in 2025, as customers focused purchases on near-term application needs and deferred inventory-building purchases for the spring 2027 application season.
Our Trio® average net realized sales price per ton increased to $390 during the nine months ended September 30, 2026, from $362 for the corresponding period in 2025, reflecting continued favorable market pricing for the individual nutrient components of Trio®, particularly sulfate and low-chloride potassium.

Supported by favorable demand for remaining spring application needs, we increased the Trio® list price by $15 per ton to $420 per ton in late March 2026. Effective July 1, 2026, we increased our list price by an additional $10 per ton to $430 per ton. The July price increase was reflected in spot and rail sales during the third quarter of 2026. In early October 2026, we announced a one-week fall fill program, at a list price to $410 per ton for orders to be shipped by year-end. We saw good subscription to the fall fill program with customers committing to historical volumes. Following the close of the fall fill order window, we increased the Trio® list price by $30 per ton to $440 per ton, reflecting our constructive market outlook. We expect the higher price to be reflected in remaining spot sales during the fourth quarter. Our ability to realize these prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity prices, and the price and availability of other potassium products.
We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of and during the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Byproduct sales. We sell byproducts that are derived from our potash and Trio® operations. Byproduct sales were $5.8 million and $15.6 million, respectively, during the three and nine months ended September 30, 2026, compared to $6.3 million and $18.9 million, respectively, for the corresponding periods of 2025. Byproduct sales decreased in both periods in 2026, compared to 2025, due to lower sales of salt and magnesium chloride.
Byproduct sales of salt and magnesium chloride during the three and nine months ended September 30, 2026, were negatively impacted by the mild winter and historically low snowfall levels across the western U.S., which reduced demand for deicing products and resulted in higher customer inventory levels entering the second and third quarters. These elevated inventory levels adversely affected shipments during the second and third quarters.
• Tariffs and tensions in the Middle East. Evolving trade policies, including tariffs, and heightened geopolitical tensions in the Middle East could increase input costs and freight and logistics expenses, contribute to volatility in energy markets and supply chain disruptions, and increase broader macroeconomic uncertainty.
• Water sales and other oilfield products and services. Following the sale of Intrepid South, sales of source water and other oilfield products and services are expected to be substantially lower in the remainder of 2026 and in future periods. Excluding Intrepid South, sales of other oilfield products were $1.1 million during the nine months ended September 30, 2026. Total oilfield services sales were $11.4 million during the corresponding period in 2025, primarily reflecting sales attributable to Intrepid South.
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
• HB AMAX Cavern. In July 2025, we drilled a sample well into one of the lowest sections of the AMAX mine; however, the brine pool anticipated based on our imaging was not present. Given this outcome, we are continuing our evaluation of options to pursue an injection well and pipeline that would connect the AMAX mine to our HB injection system. Timing of construction will depend on further technical review and quantifying permitting requirements. During 2026, we continued permitting activities and the technical evaluation of AMAX project, and we made the decision to defer additional capital investment until at least 2027.
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

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales[1]	$51,034	$50,807	$216,404	$212,870

Cost of goods sold	$30,803	$31,261	$126,090	$130,782

Gross Margin	$10,041	$9,952	$44,362	$35,634

Selling and administrative	$9,679	$8,992	$30,974	$27,072

Net Income from Continuing Operations	$1,732	$729	$11,008	$5,533
Net Income from Discontinued Operations, Net of Tax	$—	3,016	13,719	6,081
Net Income	$1,732	$3,745	$24,727	$11,614

Average net realized sales price per ton[2]
Potash	$394	$381	$372	$345
Trio®	$408	$402	$390	$362
1Sales include sales of byproducts which were $5.8 million and $6.3 million for the three months ended September 30, 2026, and 2025, respectively, and $15.6 million and $18.9 million for the nine months ended September 30, 2026, and 2025, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended September 30, 2026, and 2025
Sales
Our total sales were $51.0 million for the three months ended September 30, 2026, compared to $50.8 million for the corresponding period in 2025. The increase in sales was primarily attributable to a $1.0 million increase in Trio® segment sales and a $0.5 million increase in other water sales, partially offset by a $1.2 million decrease in potash segment sales.
Potash segment sales decreased $1.2 million, or 4%, to $31.3 million for the three months ended September 30, 2026, compared to $32.5 million for the same corresponding period in 2025. The decrease was primarily attributable to lower potash sales volumes and lower byproduct sales, partially offset by higher average net realized sales prices. Potash sales volumes decreased 5% to 59,000 tons, while our average net realized sales price per ton increased 3% to $394 from $381. Potash segment byproduct sales decreased $0.6 million to $5.5 million from $6.2 million. The decrease was primarily attributable to lower salt and brine water sales.
Trio® segment sales increased $1.0 million, or 5%, to $19.1 million for the three months ended September 30, 2026, compared to $18.1 million for the same corresponding period in 2025. The increase was primarily attributable to a $0.9 million increase in Trio® sales and a $0.1 million increase in Trio® segment byproduct sales. Trio® sales increased primarily due to a 1% increase in our average net realized sales price per ton from $402 to $408, reflecting continued supportive pricing for the individual nutrient components of Trio®, particularly sulfate and potassium. Trio® sales volumes were 36,000 tons in both periods.
Cost of Goods Sold
Our total cost of goods sold decreased $0.5 million, or 1%, to $30.8 million for the three months ended September 30, 2026, compared to $31.3 million for the same corresponding period in 2025. The decrease was primarily attributable to a $1.2 million decrease in Trio® segment cost of goods sold and a $0.9 million decrease in other cost of goods sold, partially offset by a $1.6 million increase in potash segment cost of goods sold.
Potash segment cost of goods sold increased $1.6 million, or 8%, to $22.7 million despite a 5% decrease in potash sales volumes compared to the prior-year period. The increase was primarily attributable to a higher cost per ton sold resulting from a lower proportion of potash tons sold from our lowest-cost facility compared to the same corresponding period in 2025.
Trio® segment cost of goods sold decreased $1.2 million, or 13%, to $8.1 million, while Trio® sales volumes were unchanged compared to the prior-year period. The decrease was primarily attributable to a favorable product mix, as a lower proportion of tons sold consisted of our premium product, which has a higher weighted-average carrying cost per ton.
Lower of Cost or Net Realizable Value Inventory Adjustments
During the three months ended September 30, 2026, we recorded $0.2 million of lower of cost or net realizable value inventory adjustments in our potash segment compared to $0.4 million during the corresponding period in 2025.
Gross Margin
Gross margin was relatively unchanged at $10.0 million for the three months ended September 30, 2026, and 2025, as higher average net realized sales prices per ton for both potash and Trio® and a lower weighted-average carrying cost per ton sold for Trio® were largely offset by higher potash cost of goods sold.
Selling and Administrative Expenses
    Selling and administrative expenses increased $0.7 million, or 8%, to $9.7 million for the three months ended September 30, 2026, compared to the same corresponding period in 2025. The increase was primarily attributable to increased labor and benefits expenses.
Net Income from Continuing Operations
    Net income from continuing operations increased $1.0 million to $1.7 million for the three months ended September 30, 2026, compared to $0.7 million for the corresponding period in 2025. The increase was primarily attributable to the factors discussed above.
Consolidated Results for the Nine Months Ended September 30, 2026, and 2025
Sales
Total sales increased $3.5 million, or 2%, to $216.4 million for the nine months ended September 30, 2026, compared to $212.9 million for the same corresponding period in 2025. The increase was primarily attributable to a $6.2 million increase in Trio® segment sales, partially offset by a $2.0 million decrease in potash segment sales and a $0.8 million decrease in other sales.
Trio® segment sales increased $6.2 million, or 6%, to $107.3 million, primarily due to a $6.0 million increase in Trio® sales and a $0.2 million increase in Trio® segment byproduct sales. The increase in Trio® sales was primarily attributable to an 8% increase in our average net realized sales price per ton, reflecting continued supportive pricing for the individual nutrient components of Trio®, particularly sulfate and potassium. The benefit of higher average net realized sales prices was partially offset by a 1% decrease in Trio® sales volumes.
Potash segment sales decreased $2.0 million, or 2%, to $108.0 million, primarily due to a $3.5 million decrease in potash segment byproduct sales, partially offset by a $1.5 million increase in potash sales. The increase in potash sales was primarily attributable to an 8% increase in our average net realized sales price per ton, partially offset by a 4% decrease in potash sales volumes.
Total byproduct sales, which are recorded in either our potash segment or Trio® segment, decreased $3.3 million for the nine months ended September 30, 2026, compared to the same corresponding period in 2025. The decrease was primarily attributable to a $2.1 million decrease in salt sales and a $1.3 million decrease in magnesium chloride sales, partially offset by an increase of $0.1 million in brine sales. Salt and magnesium chloride sales decreased primarily due to mild winter weather and historically low snowfall in the western U.S., which reduced demand during the first quarter of 2026 and resulted in higher customer inventory levels entering the second quarter.
Cost of Goods Sold
Cost of goods sold decreased $4.7 million, or 4%, to $126.1 million for the nine months ended September 30, 2026, compared to $130.8 million for the corresponding period in 2025. The decrease was primarily attributable to a $4.8 million decrease in Trio® segment cost of goods sold and a $2.3 million decrease in other cost of goods sold, partially offset by a $2.4 million increase in potash segment cost of goods sold.
Trio® segment cost of goods sold decreased $4.8 million, or 9%, to $46.8 million for the nine months ended September 30, 2026, compared to the same corresponding period in 2025. The decrease was primarily attributable to a 1% decrease in Trio® sales volumes and a lower weighted-average carrying cost per ton sold. The lower weighted-average carrying cost per ton sold was primarily attributable to product mix and lower per-ton production costs. A lower proportion of tons sold consisted of premium product, which has a higher weighted-average carrying cost per ton. In addition, Trio® production volumes increased 12%, primarily due to the new continuous miner commissioned in early 2026 and ongoing plant optimization projects. Because a significant portion of our Trio® production costs are fixed, higher production volumes reduced our per-ton production costs and weighted-average carrying cost per ton sold.
Potash segment cost of goods sold increased $2.4 million, or 3%, to $78.9 million despite a 4% decrease in potash sales volumes. The increase was primarily attributable to higher production costs including depreciation and depletion expense and selling a lower proportion of potash tons from our lowest-cost facility compared to the corresponding period in 2025.
Other cost of goods sold decreased by $2.3 million, or 85%, during the nine months ended September 30, 2026, compared to the same corresponding period in 2025. The decrease was primarily attributable to lower water sales from our Caprock water rights, as water sales decreased 32% compared to the corresponding period in 2025.
Lower of Cost or Net Realizable Value Inventory Adjustments
During the nine months ended September 30, 2026, we recorded $1.3 million of lower of cost or net realizable value inventory adjustments in our potash segment, compared to $2.2 million during the corresponding period in 2025.
Gross Margin
Gross margin increased $8.7 million, or 24%, to $44.4 million for the nine months ended September 30, 2026, compared to $35.6 million for the corresponding period in 2025. The increase was primarily attributable to higher average net realized sales prices per ton for both potash and Trio® and a lower weighted-average carrying cost per ton sold for Trio®, partially offset by higher potash cost of goods sold.
Selling and Administrative Expenses
    During the nine months ended September 30, 2026, selling and administrative expenses increased $3.9 million, or 14%, to $31.0 million, compared to $27.1 million for the corresponding period in 2025. The increase was primarily attributable to a $2.0 million increase in labor and benefits expense, a $1.4 million increase in severance-related costs, and a $1.2 million increase in professional services expense, partially offset by lower legal fees. The increase in labor and benefits expense was primarily attributable to additional employee headcount and higher incentive compensation expense resulting from stronger performance relative to the metrics underlying our incentive compensation programs. The increase in professional services expense reflected greater use of external consultants.
Impairment Expense
    No impairment expense was recognized during the nine months ended September 30, 2026. During the same corresponding period in 2025, we recognized impairment expense of $1.9 million related to certain assets within our Trio® segment. The fair value of these assets was estimated using the expected proceeds received in an orderly sale of the assets.
Discontinued Operations
    In March 2026, our Board approved the sale of Intrepid South. The transaction closed on April 1, 2026, and we received gross proceeds of $70.0 million. Following customary post-closing adjustments, the final sales price was $68.9 million. As a result of the transaction, we recognized a gain on sale of Intrepid South before income taxes of $13.3 million for the nine months ended September 30, 2026. See Note 3 to the Condensed Consolidated Financial Statements for further information.
Income Tax Expense
    Income tax expense from continuing operations was approximately $0.1 million for the nine months ended September 30, 2026, compared to $0.5 million for the same corresponding period in 2025. As of September 30, 2026, we continued to maintain a full valuation allowance against our deferred tax assets.
Net Income from Continuing Operations
    Net income from continuing operations increased $5.5 million, or 99%, to $11.0 million for the nine months ended September 30, 2026, compared to $5.5 million for the same corresponding period in 2025. The increase was primarily attributable to the factors discussed above.

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2026	2025	2026	2025
Sales[1]	$31,281	$32,479	$108,002	$110,050
Less: Freight costs	3,013	3,146	11,090	12,592
Warehousing and handling costs	1,747	1,613	5,086	5,142
Cost of goods sold	22,685	21,050	78,913	76,531
Lower of cost or net realizable value inventory adjustments	247	406	1,339	2,160
Gross Margin	$3,589	$6,264	$11,574	$13,625
Depreciation, depletion, and amortization incurred[2]	$7,495	$7,275	$23,658	$22,828

Potash sales volumes (in thousands of tons)	59	62	224	234
Potash production volumes (in thousands of tons)	34	41	191	178

Average potash net realized sales price per ton[3]	$394	$381	$372	$345
1 Sales include sales of byproducts of $5.5 million and $6.2 million for the three months ended September 30, 2026, and 2025, respectively, and $15.1 million and $18.6 million for the nine months ended September 30, 2026, and 2025, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2026, and 2025
Potash segment sales decreased $1.2 million, or 4%, to $31.3 million for the three months ended September 30, 2026, compared to $32.5 million for the same corresponding period in 2025. The decrease was driven by a $0.5 million decrease in potash sales and a $0.6 million decline in potash segment byproduct sales.
Potash sales declined $0.5 million, or 2%, to $25.8 million for the three months ended September 30, 2026, compared to $26.3 million for the same corresponding period in 2025, as a 5% reduction in potash sales volumes more than offset a 3% increase in average net realized sales prices. The increase in average net realized sales price per ton was primarily driven by higher winter fill program pricing, with 2026 program prices exceeding those offered under the 2025 winter fill program by approximately $40 per ton. The favorable pricing environment continued through to the third quarter of 2026.
Potash segment byproduct sales decreased $0.6 million, or 10%, to $5.5 million for the three months ended September 30, 2026, compared to $6.2 million for the same corresponding period in 2025. The decrease resulted primarily from lower salt and brine water sales.
Freight expense recorded in the potash segment decreased 4% in the three months ended September 30, 2026, compared to the same corresponding period in 2025, primarily due to a 5% decrease in potash tons sold. Freight expense is also impacted by the geographic mix of sales, the percentage of customers arranging for and paying their own freight costs, and the relative proportion of shipments transported by rail and truck.
Potash cost of goods sold increased by $1.6 million, or 8%, to $22.7 million for the three months ended September 30, 2026, compared to $21.1 million for the same corresponding period in 2025, despite a 5% decline in potash tons sold. The increase was primarily attributable to a higher cost per ton sold resulting from a lower proportion of potash tons sold from our lowest-cost facility compared to the same corresponding period in 2025.
For the three months ended September 30, 2026, we recorded $0.2 million of lower of cost or net realizable value inventory adjustments in our potash segment, compared to $0.4 million for the same corresponding period in 2025. The 2026 adjustment was attributable to the weighted-average carrying cost per ton of certain potash inventory at our HB facility exceeding its forecasted net realizable sales value.
Our potash segment gross margin decreased $2.7 million, or 43%, to $3.6 million for the three months ended September 30, 2026, compared to $6.3 million for the same corresponding period in 2025, primarily as a result of the factors discussed above.

Nine Months Ended September 30, 2026, and 2025
Total sales in the potash segment decreased $2.0 million, or 2%, to $108.0 million for the nine months ended September 30, 2026, compared to $110.1 million for the same corresponding period in 2025, as a $3.5 million decrease in potash segment byproduct sales was partially offset by a $1.5 million increase in potash sales.
Potash sales increased $1.5 million, or 2%, to $92.9 million for the nine months ended September 30, 2026, compared to $91.4 million for the same corresponding period in 2025, as an 8% increase in average net realized sales price more than offset a 4% decrease in sales volumes. Average net realized sales prices benefited from higher potash list prices to begin 2026 relative to potash list prices to begin 2025.
Potash segment byproduct sales decreased $3.5 million, or 19%, to $15.1 million for the nine months ended September 30, 2026, compared to $18.6 million for the same corresponding period in 2025, reflecting a $2.3 million decrease in salt sales and a $1.3 million decrease in magnesium chloride sales. Mild winter weather and historically low snowfall in the western U.S. reduced demand for salt and magnesium chloride during the first quarter of 2026 and resulted in higher customer inventory levels entering the second quarter.
Potash segment freight expense decreased 12% in the nine months ended September 30, 2026, compared to the corresponding period in 2025, reflecting lower shipment volumes, including a 4% decrease in potash sales volumes and a 20% decrease in salt sales volumes. Freight expense within the potash segment is also affected by the geographic distribution of sales, the percentage of customers arranging for and paying their own freight costs, and the relative mix of rail and truck transportation.
Potash segment cost of goods sold increased $2.4 million, or 3%, to $78.9 million for the nine months ended September 30, 2026, compared to $76.5 million for the same corresponding period in 2025, despite a 4% decrease in potash tons sold. The increase was primarily attributable to higher production costs, including depreciation and depletion expense, and selling a lower proportion of potash tons from our lowest-cost facility compared to the corresponding period in 2025.
For the nine months ended September 30, 2026, we recorded lower of cost or net realizable value inventory adjustments of $1.3 million in our potash segment because the weighted average carrying cost per ton for inventoried potash products exceeded their forecasted average net realizable sales. This compares to $2.2 million in lower of cost or net realizable value inventory adjustments recorded in the same corresponding period in 2025.
Potash segment gross margin decreased $2.1 million, or 15%, to $11.6 million for the nine months ended September 30, 2026, compared to $13.6 million for the same corresponding period in 2025, due to the factors discussed above.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Agricultural	67%	72%	74%	78%
Industrial	8%	7%	5%	4%
Feed	25%	21%	21%	18%

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2026	2025	2026	2025
Sales[1]	$19,064	$18,094	$107,325	$101,148
Less: Freight costs	4,124	3,473	23,827	22,646
Warehousing and handling costs	1,059	996	4,610	4,071
Cost of goods sold	8,051	9,255	46,777	51,541
Gross Margin	$5,830	$4,370	$32,111	$22,890
Depreciation, depletion, and amortization incurred[2]	$1,038	$824	$2,989	$2,538

Sales volumes (in thousands of tons)	36	36	213	216
Production volumes (in thousands of tons)	83	70	227	202

Average Trio® net realized sales price per ton[3]	$408	$402	$390	$362
1 Sales include sales of byproducts of $0.2 million for both the three months ended September 30, 2026, and 2025, and $0.5 million and $0.3 million for the nine months ended September 30, 2026, and 2025, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2026, and 2025
Trio® segment sales increased $1.0 million, or 5%, to $19.1 million for the three months ended September 30, 2026, compared to $18.1 million for the same corresponding period in 2025, primarily due to a $0.9 million increase in Trio® sales and a $0.1 million increase in byproduct sales. Trio® sales increased primarily due to a 1% increase in our average net realized sales price per ton from $402 to $408, reflecting continued supportive prices of the individual nutrient components of Trio®, particularly sulfate and low-chloride potassium. Trio® sales volumes were 36,000 tons in both periods.
Trio® freight costs increased $0.7 million, or 19%, to $4.1 million for the three months ended September 30, 2026, compared to $3.5 million for the same corresponding period in 2025, notwithstanding flat sales volumes. The increase was primarily driven by increased fuel surcharge expenses on rail shipments and the geographic distribution of sales. Freight expense within the Trio® segment is also impacted by the percentage of customers arranging for and paying their own freight costs.
Trio® cost of goods sold decreased $1.2 million, or 13%, to $8.1 million for the three months ended September 30, 2026, compared to $9.3 million for the same corresponding period in 2025, while Trio® sales volumes were unchanged. The decrease was primarily attributable to a favorable product mix, as a lower proportion of tons sold consisted of our premium product, which has a higher weighted-average carrying cost per ton.
Trio® segment gross margin increased to $5.8 million for the three months ended September 30, 2026, from $4.4 million for the same corresponding period in 2025, primarily reflecting higher average net realized sales price per ton and lower cost of goods sold per ton.

Nine Months Ended September 30, 2026, and 2025
Trio® segment sales increased $6.2 million, or 6%, to $107.3 million for the nine months ended September 30, 2026, compared to $101.1 million for the same corresponding period in 2025, driven by a $6.0 million increase in Trio® sales and a $0.2 million increase in byproduct sales. The increase in Trio® sales primarily reflected an 8% increase in average net realized sales price per ton due to continued supportive prices of the individual nutrient components of Trio®, particularly sulfate and low-chloride potassium. The benefit of higher pricing was partially offset by a 1% decline in sales volumes.
Trio® freight costs increased $1.2 million, or 5%, to $23.8 million for the nine months ended September 30, 2026, compared to $22.6 million for the same corresponding period in 2025, notwithstanding a 1% decline in Trio® sales volumes. The increase was primarily driven by increased fuel surcharge expenses on rail shipments and the geographic distribution of sales. Freight expense within the Trio® segment is also impacted by the percentage of customers arranging for and paying their own freight costs.
Trio® cost of goods sold decreased $4.8 million, or 9%, to $46.8 million for the nine months ended September 30, 2026, compared to $51.5 million for the same corresponding period in 2025, primarily reflecting lower sales volumes and a favorable product mix, as a lower proportion of tons sold consisted of our premium product, which has a higher weighted-average carrying cost per ton. In addition, higher production volumes improved fixed-cost absorption by spreading fixed production costs over a greater number of tons, resulting in lower production costs per ton.
Trio® segment gross margin increased $9.2 million, or 40%, to $32.1 million for the nine months ended September 30, 2026, compared to $22.9 million for the same corresponding period in 2025, primarily due to higher average net realized sales prices and lower cost of goods sold per ton, as discussed above.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and nine months ended September 30, 2026, and 2025.

	United States	Export
For the Three Months Ended September 30, 2026	92%	8%
For the Nine Months Ended September 30, 2026	88%	12%

For the Three Months Ended September 30, 2025	89%	11%
For the Nine Months Ended September 30, 2025	90%	10%

Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Sales	$689	$274	$1,077	$1,829
Less: Cost of goods sold	67	956	400	2,710
Gross Margin (Deficit)	$622	$(682)	$677	$(881)
Depreciation, depletion, and amortization incurred	$567	$744	$1,704	$2,279

Three and Nine Months Ended September 30, 2026, and 2025
     In March 2026, our Board approved the sale of Intrepid South, a component of our business. Intrepid South's assets and liabilities were classified as held for sale, and its results of operations are presented as discontinued operations. The sale closed on April 1, 2026, and we received gross proceeds of $70.0 million. Following customary post-closing adjustments, the final sales price was $68.9 million. As a result of the transaction, we recognized a gain on sale of Intrepid South before income taxes of $13.3 million during the nine months ended September 30, 2026. See Note 3 to the Condensed Consolidated Financial Statements for further information.
Our other category, which is not a reportable segment, includes sales of water from our Caprock water rights for the three and nine months ended September 30, 2026, and 2025. Cost of goods sold primarily consists of costs associated with selling water from our Caprock water rights, including depreciation expense related to water transportation infrastructure.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For both the three and nine months ended September 30, 2026, our average royalty rate for potash and Trio® combined sales (less combined freight expenses) was 4.6%. For the three and nine months ended September 30, 2025, our average royalty rate for potash and Trio® sales combined (less combined freight expenses) was 4.9% and 5.0%, respectively.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate from continuing operations for the nine months ended September 30, 2026, was 1.0%. Our effective tax rate from continuing operations differed from the statutory rate during this period due to the valuation allowance established to offset our deferred tax assets. Our effective tax rate from continuing operations for the nine months ended September 30, 2025, was 9.0%. Our effective tax rate from continuing operations differed from the statutory rate during this period due to the valuation allowance established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the nine months ended September 30, 2026, we incurred $0.1 million of income tax expense from continuing operations. For the nine months ended September 30, 2025, we incurred $0.5 million of income tax expense from continuing operations.
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
As of September 30, 2026, we were in a cumulative three-year loss position. The cumulative three-year loss position is significant negative evidence when evaluating the realizability of our deferred tax assets, and we concluded that it is more likely than not that our deferred tax assets will not be realized. Thus, we continue to have a full valuation allowance as of September 30, 2026. However, if positive evidence trends, such as sustained profitability, were to continue then this conclusion could change. If we were to determine that we would be able to realize our deferred tax assets for which a valuation allowance has been recorded, then an adjustment would be made to the deferred tax valuation allowance which would result in a reduction to the provision for income taxes or the recording of an income tax benefit.

Capital Investments
    During the nine months ended September 30, 2026, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $24.9 million.
We expect to make capital investments in 2026 of approximately $45 million, with the majority of this being sustaining capital. We may adjust our investment plans as our expectations for 2026 change. We anticipate our 2026 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $152.3 million, compared to $83.5 million at December 31, 2025. The increase in our cash balance during 2026 was primarily due to the sale of Intrepid South in April 2026, the proceeds of which are included in cash flows from discontinued operations, together with improved operating cash flows resulting from higher average net realized sales prices for both potash and Trio®.
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
The following summarizes our cash flow activity from continuing operations for the nine months ended September 30, 2026, and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by continuing operating activities	$50,546	$37,321
Cash flows used in continuing investing activities	$(39,418)	$(14,349)
Cash flows used in continuing financing activities	$(3,905)	$217

Operating Activities
Net cash provided by continuing operating activities increased $13.2 million to $50.5 million for the nine months ended September 30, 2026, compared to $37.3 million for the corresponding period in 2025. The increase was primarily attributable to higher income from continuing operations and favorable changes in working capital, partially offset by other changes in noncash operating items.
Investing Activities
    Net cash used in investing activities from continuing operations increased $25.1 million to $39.4 million for the nine months ended September 30, 2026, compared to $14.3 million for the same corresponding period in 2025, primarily due to higher capital expenditures and increased purchases of held-to-maturity debt investments.
Financing Activities
Net cash used in financing activities from continuing operations increased $4.1 million for the nine months ended September 30, 2026, compared to the same corresponding period in 2025. The increase was primarily attributable to $0.8 million of capitalized debt fees incurred in connection with the amendment and extension of our revolving credit facility, $0.8 million of common stock repurchases, higher payments on finance lease obligations, and higher employee tax withholding payments related to vesting of restricted stock awards.

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
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three and nine months ended September 30, 2026, we made no borrowings and made no repayments under the revolving credit facility. During the three and nine months ended September 30, 2025, we made no borrowings and made no repayments under the revolving credit facility. As of September 30, 2026, we had no borrowings outstanding and $0.5 million in outstanding letters of credit under this facility. As of December 31, 2025, we had no borrowings outstanding and no outstanding letters of credit under this facility.
As of October 31, 2026, we had approximately $74.1 million in cash and cash equivalents, $60.8 million in short-term investments and $22.7 million in long-term investments. We had no outstanding borrowings and $0.5 million in outstanding letters of credit under the revolving credit facility, leaving $149.5 million of remaining availability.
As of September 30, 2026, we were in compliance with all applicable covenants under the revolving credit facility.
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
For the three months ended September 30, 2026, we repurchased 21,875 shares totaling $0.8 million under the share repurchase program. Previously, we repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022. As of September 30, 2026, $49.2 million remains available for repurchases under the share repurchase program.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,
	2026		2025
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$31,281	$19,064	$32,479	$18,094
Less: Segment byproduct sales	5,518	236	6,155	161
Freight costs	2,539	4,124	2,673	3,473
Subtotal	$23,224	$14,704	$23,651	$14,460

Divided by:
Tons sold	59	36	62	36
Average net realized sales price per ton	$394	$408	$381	$402

	Nine Months Ended September 30,
	2026		2025
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$108,002	$107,325	$110,050	$101,148
Less: Segment byproduct sales	15,088	527	18,604	345
Freight costs	9,501	23,827	10,669	22,646
Subtotal	$83,413	$82,971	$80,777	$78,157

Divided by:
Tons sold	224	213	234	216
Average net realized sales price per ton	$372	$390	$345	$362

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2025, describes our exposure to market risk. There have been no material changes to our market risk exposure since December 31, 2025.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are subject to numerous federal, state, and local laws and regulations covering a wide variety of business practices. Changes in these laws or regulations could require us to modify our operations, objectives, or reporting practices in ways that adversely impact our financial condition or results of operations. In addition, new laws and regulations, including economic sanctions, or new interpretations of or enforcement practices with respect to existing laws and regulations, could similarly impact our business. For example, since February 2025, the U.S. government has imposed, modified, and terminated tariffs on imports from various countries under a range of statutory authorities, certain of which have been the subject of litigation, including a February 2026 decision of the U.S. Supreme Court holding tariffs imposed under IEEPA unlawful. These tariff measures (as well as potential tariffs imposed by other countries against the U.S.), could increase our cost of doing business and may lead to further challenges for us in the various markets in which we operate.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs(2)
July 1, 2026, through July 31, 2026	953	$34.22	—	$50,000,000
August 1, 2026, through August 31, 2026	7,279	$37.70	7,279	$49,725,547
September 1, 2026, through September 30, 2026	14,596	$37.53	14,596	$49,177,796
Total	22,828	$37.45	21,875	$49,177,796
1 Represents 21,875 shares of common stock purchased under the Company's $50 million share repurchase program approved by the Board in June 2026, and 953 shares of common stock we withheld to cover withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the remaining dollar amount available to repurchase shares of common stock under the $50 million share repurchase program approved by the Board in June 2026. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. As of September 30, 2026, approximately $49.2 million remained available for repurchase under the share repurchase program.

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

ITEM 5.OTHER INFORMATION
Rule 10b-5 Trading Disclosure
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
CEO Employment Agreement Amendment
On November 2, 2026, the Company and Kevin Crutchfield entered into the First Amendment to Executive Employment Agreement (the "First Amendment") to amend Mr. Crutchfield's employment agreement relating to his work away from home arrangements. The foregoing description does not purport to be complete and is qualified in its entirety by the full text of the First Amendment, which is attached as Exhibit 10.1 to the Quarterly Report, and incorporated by reference herein.

ITEM 6.EXHIBITS

Exhibit No.	Description
10.1#	First Amendment to Executive Employment Agreement, dated November 2, 2026, between Intrepid Potash, Inc. and Kevin S. Crutchfield.

10.2#	Change-in-Control Severance Agreement, dated June 15, 2026, between Intrepid Potash, Inc. and Jason Tremblay.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	Inline XBRL Instance Document (Note that the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Extension Label Linkbase Document.*

101.PRE	Inline XBRL Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Extension Definition Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*        Filed herewith.
**    Furnished herewith.
#        Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: November 4, 2026	/s/ Kevin S. Crutchfield
Kevin S. Crutchfield - Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2026	/s/ Jason Tremblay
Jason Tremblay - Chief Financial Officer (Principal Financial Officer)